Form 10-Q
period 2008-03-31
Otter Tail Ag Enterprises, LLC
filed 2008-05-20
CIK 1425319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER: 000-53042

OTTER TAIL AG ENTERPRISES, LLC

(Exact name of registrant as specified in its charter)

MINNESOTA	EIN 41-2171784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24096 - 170th Avenue
Fergus Falls, MN 56537-7518
(Address of principal executive offices)

(218) 998-4301

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filter or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of May 20, 2008, the Company has outstanding 23,944,000 Class A Membership Units.

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
MARCH 31, 2008

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Financial Statements (Unaudited)

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$4,287,058	$4,611,317
Restricted cash	1,432,287	2,138,555
Accounts receivable	60,369	—
Other receivables	192,096	15,975
Inventory	4,690,482	—
Derivative instrument	454,633	64,895
Prepaid expenses and other	3,913,500	18,173
Total current assets	15,130,425	6,848,915

Property and Equipment
Land and land improvements	4,549,944	4,484,577
Buildings	941,836	434,516
Office equipment	141,203	50,204
Plant and process equipment	106,050,494	—
Construction in process	—	73,788,055
	111,683,477	78,757,352
Less accumulated depreciation	(27,710)	(9,158)
Net property and equipment	111,655,767	78,748,194

Other Assets
Debt service reserve	2,667,622	2,640,643
Debt issuance costs, net of amortization	1,669,121	1,714,974
Total other assets	4,336,744	4,355,617

Total Assets	$131,022,936	$89,952,726

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$1,534,259	$17,730
Construction payable	1,121,340	5,598,976
Construction payable- related party	5,060,974	5,846,184
Accrued interest and other	1,140,932	729,349
Current maturities	1,457,544	—
Total current liabilities	10,315,049	12,192,239

Long-term debt, net of current maturities	78,130,496	32,636,362

Commitments and Contingencies

Members’ Equity, 23,944,000 units outstanding	42,577,392	45,124,125

Total Liabilities and Members’ Equity	$131,022,936	$89,952,726

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$60,369	$—

Cost of sales	408,301	—

Gross Profit	(347,932)	—

Professional fees	174,680	1,426
General and administrative	399,607	105,052
Total operating expenses	574,287	106,478

Operating Loss	(922,219)	(106,478)

Other income (expense)
Interest income	56,029	338,842
Total other income, net	56,029	338,842

Net Income (Loss)	$(866,190)	$232,364

Weighted Average Units Outstanding – Basic	23,925,000	23,511,646

Net Income (Loss) Per Unit – Basic	$(0.03)	$0.01

Weighted Average Units Outstanding – Diluted	23,925,000	23,525,646

Net Income (Loss) Per Unit – Diluted	(0.03)	0.04

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$60,369	$—

Cost of sales	408,301	—

Gross Profit	(347,932)	—

Professional fees	286,403	276,503
General and administrative	732,282	222,458
Total operating expenses	1,018,685	498,961

Operating Loss	(1,366,617)	(498,961)

Other income (expense)
Loss on derivatives	(1,342,712)	—
Interest expense	(12,537)	—
Interest income	161,644	1,342,080
Total other income, net	(1,193,605)	1,342,080

Net Income (Loss)	$(2,560,221)	$843,119

Weighted Average Units Outstanding – Basic	23,923,995	20,442,237

Net Income (Loss) Per Unit – Basic	$(0.10)	$0.04

Weighted Average Units Outstanding – Diluted	23,923,995	20,456,237

Net Income (Loss) Per Unit – Diluted	(0.10)	0.04

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(2,560,221)	$843,119
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	18,552	189
Amortization of debt financing costs	64,049	—
Unit based compensation	7,487	2,875
Unrealized loss on derivative instruments	442,755	—
Change in assets and liabilities:
Accounts receivable	(60,369)	—
Grant receivable	(187,500)	—
Interest receivable	11,379	—
Inventory	(4,690,482)	—
Corn inventory deposit	(3,223,424)	—
Prepaid expenses and other	(671,903)	3,366
Derivative instruments	(832,493)	—
Accounts payable	1,516,529	(47,296)
Accrued interest and other	(411,583)	(574)
Net cash provided by (used in) operating activities	(10,577,224)	801,679

Cash Flows from Investing Activities
Payments for purchase of land	—	(691,436)
Capital expenditures	—	(2,341)
Payments for construction in process	(37,359,806)	(24,744,256)
Net cash used in investing activities	(37,359,806)	(25,438,033)

Cash Flows from Financing Activities
Payments for notes payable to members	—	(13,500)
Payments for long-term debt	—	(384)
Change in restricted cash	679,289	—
Payments for debt issuance costs	(899)	(557,667)
Payments for distributions	—	(5,567)
Member contributions	—	42,200,000
Proceeds from construction loan	46,934,381	—
Net cash provided by financing activities	47,612,771	41,622,882

Net Increase (Decrease) in Cash and Equivalents	(324,259)	16,986,528
Cash and Equivalents — Beginning of Period	4,611,317	1,195,046
Cash and Equivalents — End of Period	$4,287,058	$18,181,574

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized of $2,595,717 and $729,349 at March 31, 2008 and 2007 respectively	$12,537	$—

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities
Deposit applied to land purchase	$—	$6,000
Deferred offering costs offset against equity	$—	$224,996
Units issued for line of land and construction	$6,000	$—
Construction costs included in accounts payable	$6,182,314	$7,041,792
Financing costs included in accounts payable	$—	$159,274
Financing costs paid with debt proceeds	$17,296	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2007, contained in the Company’s Registration Statement on Form 10-12G, as amended, originally filed with the Securities and Exchange Commission on January 28, 2008.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Nature of Business

Otter Tail Ag Enterprises, LLC, a Minnesota Limited Liability Company (the “Company”), was organized with the intentions of developing, owning and operating a nameplate 55 million gallon per year capacity plant producing undenatured ethanol near Fergus Falls, Minnesota (the “Plant”).  On March 31, 2008, the Plant began operating activities and ceased being a development stage company. However, the Company had not fully completed performance testing as per the performance guarantee.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer (the marketing companies as further discussed in Note 8) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.  The Company’s products are sold FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  Marketing fees remitted by the Company are presented net in revenue.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At March 31, 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is possible this estimate will change in the future.

Restricted Cash

The Company maintains cash accounts set aside for requirements as part of a capital lease financing agreement. At March 31, 2008 and September 30, 2007, the total of these accounts was approximately $4,100,000 and $4,800,000, respectively.

Inventories

Inventories consist of raw materials, work in process and finished goods.  Corn is the primary raw material and along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol, dried distiller grains and modified wet distiller grains, and are stated at the lower of cost or market, on a first-in, first-out basis.

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value.  Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Plant maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The Company initiated Plant operations in March 2008 and began depreciating the Plant at that time.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Land improvements	15-20 years
Buildings	10-40 years
Office equipment	5 years
Plant and process equipment	10-20 years

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  For the six month periods ended March 31, 2008 and 2007, no impairment was recognized on long-lived assets.

Capitalized Interest

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year as guided by Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost.  For the quarter ended March 31, 2008 and the fiscal year ended September 30, 2007, the Company capitalized interest costs totaling approximately $1,100,000 and $785,000, respectively.

Derivative Instruments

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained.  Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings.  If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivative are recorded in revenue or cost of goods sold based on the commodity being hedged, when the Plant is in operations.  Prior to operations, changes in the fair value of derivatives were recorded in other income or expense.

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.”  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirement of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in the Company’s financial statements.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, restricted cash, receivables, derivative instruments, and payables approximates their fair value.

It is not currently practicable to estimate the fair value of the debt financing.  Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Note 4, there are no readily determinable similar instruments on which to base an estimate of fair value.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.  No liabilities were recorded at March 31, 2008 or 2007.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period.  Diluted net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units and members’

unit equivalents outstanding during the period.  As of March 31, 2008, the Company had 34,500 unit equivalents outstanding relating to outstanding unit options and unvested restricted units. As of March  31, 2007, the Company had 14,000 unit equivalents outstanding. At March 31, 2008, the effects of 14,500 restricted units are excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the period ended March 31, 2008. Additionally, 20,000 unit options were excluded from the computation of diluted units outstanding as exercise price was equivalent to the Company’s average fair market unit value.

NOTE 2.  INVENTORY

Inventories consist of the following as of March 31, 2008:

Raw materials	$3,026,453
Work in progress	1,397,453
Finished goods	—
Spare Parts	266,576

Total	$4,690,482

NOTE 3.  DERIVATIVE INSTRUMENTS

In order to reduce the risk caused by market fluctuations, the Company hedges its anticipated corn and natural gas purchases by entering into options, futures contracts, and swap agreements. These contracts are used with the intention to fix the purchase price of the Company’s anticipated requirements of corn and natural gas in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, records in earnings adjustments caused from marking these instruments to market on a monthly basis.

At March 31, 2008 and September 30, 2007, the Company had recorded an asset for derivative instruments related to corn and natural gas option and futures positions of approximately $455,000 and $65,000, respectively. None of the positions open at March 31, 2008 are designated as cash flow or fair value hedges. The Company has recorded a net loss of approximately $408,000 and gain of approximately $45,000 for the quarter ended March 31, 2008 and the fiscal year ended September 30, 2007, respectively, which includes an unrealized loss of approximately $418,000 and an unrealized gain of approximately $2,000 for the quarter ended March 31, 2008 and the fiscal year ended September 30, 2007 included in cost of goods sold and other income, respectively. There were no derivative instruments as of March 31, 2007.

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following at:

	3/31/2008	9/30/2007*
Construction and Term Loan, see terms below	$34,403,040	$—

New Markets Fund II Loan, see terms below	19,175,000	6,626,362

County capital lease, (Note 5)	26,010,000	26,010,000

Total long-term debt	79,588,040	32,636,362

Current maturities	(1,457,544)	—
	$78,130,496	$32,636,362

*Derived from audited financial statements.

The promissory notes described below are subject to credit agreements with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

New Market Tax Credit Loan

In March 2007, the Company entered into the agreement with MMCDC New Markets Fund II, LLC (“NMF”) for the amount of $19,175,000. The Company has guaranteed it will be in compliance with the program over the tax credit recapture period from September 2007 until September 2014. The NMF loan is divided into two portions: a term loan of $14,480,500 (the “Term Loan”) and subordinated note for $4,694,500 (the “Subordinated Note”). The Term Loan contains a provision in which the Company must make interest only payments on the sixth day of the first month following the initial advancement, August 2007, until the 85th month. On the sixth day of the 85th month and continuing for an additional 48 months, the Company shall pay the amortized unpaid principal together with accrued interest. The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 1.0%. The balance outstanding on this loan totaled approximately $14,500,000 and $5,000,000 on March 31, 2008 and September 30, 2007, respectively.

The Subordinated Note for $4,694,500 carries a fixed interest rate of 2.514%. On the first day of each month following the initial advance, August 2007, interest only payments will be made until September 2014, when a principal payment of $400,000 is required. The balance outstanding on this note totaled approximately $4,700,000 and $1,600,000 on March 31, 2008 and September 30, 2007, respectively.

Construction and Term Loan

In March 2007, the Company entered into an agreement with a lender for the construction financing.  The finance commitment has two phases: the construction loan (the “Construction Loan”), followed by term loan (the “Construction Term Loan”), term revolving note, and a revolving line of credit loan (the “Revolving Line of Credit Loan”). Conversion to this will occur upon final completion of the project, expected to occur on or about June 1, 2008. Subsequent to quarter end, the Company amended the Revolving Line of Credit Loan to be available immediately.

Construction Loan

The Company obtained debt financing for the construction of the Plant from a lending institution in the form of a term note (the “Term Note”) and revolving promissory note (the “Term Revolving Note”), as described below.  The Term Note provides for borrowings up to $35,000,000.  The Company will make interest payments for both loans during the construction phase at the LIBOR plus 3.15%, which totaled 6.315% at March 31, 2008. Interest will be paid quarterly in arrears on the first day of January, April, July and October. At completion of the Plant, the loan will convert into the Construction Term Loan and term revolving loan (the “Construction Term Revolving Loan”). The balance outstanding as of March 31, 2008 was approximately $34,400,000.  There was no balance outstanding as of September 30, 2007.

Construction Term Loan

Upon satisfactory completion of the Plant a portion of the Construction Loan will convert to the Construction Term Loan, totaling $29,000,000. The interest rate will be reduced to LIBOR plus 2.95% on the Construction Term Loan. The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan. The Company is required to make interest payments only on the 1st of day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, payable in full in June 2018. In addition to the scheduled payments, the Company will make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

The financing agreement requires an annual servicing fee of $20,000.  The Company is initially permitted to make distributions up to 40% of net income.  For fiscal 2008 and thereafter, the Company may make distributions which exceed 40% of net income as long as the Company has made the required excess cash flow payments and maintained the required financial covenants.  The financing agreement contains certain prepayment fees in the first three years of the scheduled payments. The Company is also required to obtain and maintain financial ratios on an annual basis.

Construction Term Revolving Note

The maximum amount of the Construction Term Loan that will convert to the Term Revolving Note is $6,000,000. The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 3.15% which totaled 6.315% at March 31, 2008 and 8.37% as of September 30, 2007.  The purpose of this loan is for cash and inventory management purpose.

Revolving Line of Credit Loan

The Company also has a Revolving Line of Credit Loan with the same lending institution for up to $4,000,000.  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 6.115% at March 31, 2008 and 8.37% as of September 30, 2007.  The purpose of this loan is for general and operating expenses. The maturity of the Revolving Line of Credit Loan is 364 days from commencement, on the loan maturity date the principal and any outstanding accrued interest will be due. The Company pays a commitment fee of 0.35% on the unused portion of the revolving promissory note (the “Revolving Promissory Note”), payable quarterly in arrears. Subsequent to quarter end, the Company amended the Revolving Line of Credit Loan. The interest rate was amended to LIBOR plus 2.95% if the Company’s tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assts) is less than or equal to 60% or to LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%. Principal and interest will be due on March 30, 2009, and the unused commitment fee will now be due monthly.

The Revolving Promissory Note as well as the Term Note and the Revolving Line of Credit Loan are subject to a master loan agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

At March 31, 2008, future minimum payments under the loans are as follows:

2008	$1,017,500
2009	3,052,600
2010	3,052,600
2011	3,052,600
2012	3,052,600
After 2012	40,350,140
Total	$53,578,040

NOTE 5.  CAPITAL LEASE

In April 2007, the Company entered into a long term equipment lease agreement with Otter Tail County, Fergus Falls, Minnesota (the “County”) in order to finance equipment for the Plant (the “Capital Lease”).  The Capital Lease has a term from May 1, 2007 through November 2019. The County financed the purchase of equipment through Subordinate Exempt Facility Revenue Bonds Series 2007A totaling $20,000,000, General Obligation Tax Abatement Bonds Series 2007B totaling $5,245,000, and Taxable General Obligation Tax Abatement Bonds Series 2007C totaling $765,000 (collectively the “Bonds”).

Under the Capital Lease with the County, the Company will start making payments on May 25, 2008 and on the 25th of each month thereafter. Until May 25, 2008, interest is being paid through the interest reserve fund included in restricted cash. The Capital Lease payments correspond to the interest of 1/6 the amount due on the Bonds on the next interest payment date. Capital Lease payments for principal start on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding Bonds on the next semi-annual principal payment date. The Company will also make lease payments of principal and interest that correspond to the principal and interest the County will pay on the General Obligation Bonds Series 2007B and 2007C beginning February 25, 2008.  Until that date, interest payments will be financed through an interest reserve recorded as restricted cash. The Company will pay Capital Lease payments that correspond to 1/6 the amount of interest payable due on the Bonds on the following February 1 or August 1 and principal amounts equaling 1/12 of the principal due on the following February 1. The Company has guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, the Company will provide such funds as are needed to fund the shortfall. The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.

As of March 31, 2008 and September 30, 2007, the Company has recorded equipment under the Capital Lease in construction in progress totaling approximately $20,400,000 and approximately $835,000 in financing costs which will be amortized using the effective interest method over the term of the Capital Lease. Restricted funds held by a trustee for lease payments totaled approximately $4,100,000 at March 31, 2008 and $4,800,000 at September 30, 2007.

At March 31, 2008, future minimum lease payments under the Capital Lease are as follows:

2008	$2,510,500
2009	3,068,300
2010	3,675,000
2011	3,682,700
2012	3,675,500
After 2012	23,784,121
Total	$41,396,121
Less amount representing interest	15,386,121
Present value of minimum lease payments	26,010,000
Current maturities	440,000
Noncurrent maturities	25,570,000
$26,010,000

NOTE 6. EQUIPMENT FINANCING

In April 2008, the Company entered into two equipment financing agreements with an unrelated party through 2013.  Payments range from $679 per month to $2,468 per month with interest rates ranging from 4.56% to 5.5%.

NOTE 7.  OPERATING LEASES

In February 2008, the Company entered into an operating lease agreement for 70 railroad cars for a minimum period of 36 months. The lease agreement shall continue for successive one month terms until terminated by either party providing a 30 day written advance notice to the other.  The Company will pay $600 per car per month, which may be adjusted according to the terms defined in the agreement. The term of this lease begins in April 2008; no payments were made on the lease as of March 31, 2008.

In April 2008, the Company entered into an operating lease for equipment.  The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  The term of the lease is for five years with monthly payments of $338.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Construction Contracts

In October 2006, the Company entered into a contract for the design, engineering, procurement and construction services for construction of the Plant with final completion expected to be April 1, 2008 but no later than June 2008.  The total contract price is approximately $86.8 million. The contract also calls for delay damages if the Plant is not “Substantially Completed”, as determined by the contract, by April 1, 2008.  The Contractor and Company are in discussion related to the payment based on this completion date.  The contract may be terminated without cause upon written notice subject to payment to the contract for all work executed, reasonable and documented expenses, fifteen percent profit on the sum of the items listed above.  If the contract is terminated for cause, the Company may give written notice that it intends to terminate and if the contractor fails to correct the default then the Company may give a second written notice declaring the agreement terminated for default. In addition, the contractor agreed to accept $500,000 in 250,000 Class A units at $2.00 per unit in place of cash payment. The Company will hold the right of first refusal for repurchase of these units. Total costs under this agreement were $86,917,300 and $59,494,800 as of March 31, 2008 and September 30, 2007, respectively, with approximately $4,300,000 and $3,000,000 of retainage included in construction payables.

Marketing Contracts

In April 2006, the Company entered into a marketing agreement with an unrelated party for the sale and marketing of all of the ethanol the Company expects to produce.  The Company agrees to pay a fixed fee per gallon for each gallon of ethanol sold for certain marketing costs, which are recorded net in revenues, and storage and transportation costs, which are recorded in cost of goods sold.  The initial term of the agreement is for 12 months beginning on the first day of the month the Company ships ethanol, and will be automatically extended for an additional 12 months unless either party gives a 90 day advance written notice of termination.

In February 2008, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of all bulk grade dried distillers grains with solubles (“DDGS”) the Company is expected to produce.  The Company will receive payment for the products sold based on a percentage of the actual sales price as defined in the agreement.  The initial term is for three years commencing as of the startup of production and will continue until terminated by either party providing a 90 day advance written notice.

Natural Gas and Corn Contracts

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At March 31, 2008, the Company has forward corn purchase contracts to purchase approximately $16,680,000.

Currently, the Company has an agreement to purchase a minimum of 2,700 decatherms of natural gas transportation per day through May 31, 2011 at market price plus $0.015 per decatherm of natural gas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2008, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto and Management’s Discussion and Analysis contained in our Registration Statement on Form 10-12G, as amended, originally filed with the Securities and Exchange Commission on January 28, 2008.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. Nonetheless, the Company’s expectations, beliefs or projections may not be achieved or accomplished.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A - Risk Factors” of our Registration Statement on Form 10-12G as amended, originally filed with the Securities and Exchange Commission on January 28, 2008, as updated in Part II, Item 1A of this Quarterly Report.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A — Risk Factors,” and in the Company’s Registration Statement on Form 10-12G, as amended, originally filed with the Securities and Exchange Commission on January 28, 2008, and include:

•                  The availability and adequacy of our cash flow to meet its requirements, including payment of loans;

•                  Economic, competitive, demographic, business and other conditions in our local, regional and national markets;

•                  Changes in the availability and price of corn;

•                  Changes in the environmental regulations that apply to our Plant operations;

•                  The occurrence of certain events causing an economic impact in the agriculture, oil, or automobile markets;

•                  Lack of transport, storage, and blending infrastructure preventing ethanol from reaching high demand markets;

•                  Changes and advances in ethanol production technology;

•                  Changes in interest rates or the availability of credit;

•                  Our ability to retain key employees and maintain labor relations;

•                  Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•                  Actions taken or not taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•                  Competition in the ethanol industry;

•                  The loss of any license or permit;

•                  The loss of our Plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•                  Changes in our business strategy, capital to support capital improvements and development; and

•                  Other factors discussed under the section entitled “RISK FACTORS” or elsewhere in this document

Summary

Otter Tail Ag Enterprises, LLC, a Minnesota limited liability company (the “Company,” “Otter Tail,” “we,” “our,” or “us”), owns and operates a nameplate 55 million gallon annual production plant of undenatured ethanol in Fergus Falls, Minnesota (the “Plant”).

Liquidity and Capital Resources

Overview

As of March 31, 2008, we had total assets of approximately $131,000,000 consisting primarily of cash, accounts receivable, inventory, derivative instruments, financing costs and property, Plant, and equipment.  As of March 31, 2008, we had current liabilities of approximately $10,300,000 consisting primarily of accounts payable, accrued liabilities, and current maturities of long-term debt related to the construction of the plant and long-term liabilities of approximately $78,100,000 consisting primarily of bank debt financing and capital lease financing for the construction of the Plant.

For the six months ended March 31, 2008, cash used in operating activities was approximately $10,600,000, cash used in investing activities was approximately $37,400,000 and cash provided by financing activities was approximately $47,600,000.

As of March 31, 2008, we had remaining material commitments in the amount of approximately $5,100,000 related to our construction agreement with Harris Mechanical Contracting Company (“Harris”).  As of March 31, 2008, we had incurred approximately $86,900,000 to Harris and paid approximately $81,800,000 primarily from the proceeds from our equity financings and bank borrowings.  Based on our cash on hand as of the date hereof, including the loan proceeds available to us as described in Note 4 of the Financial Statements, we believe that we will have adequate cash reserves and available lines of credit to fund operations unless unforeseen events occur.

As of March 31, 2008, we have used all funds remaining from our equity financings.  Current and remaining operating expenses, including all remaining construction costs, will be paid for with the proceeds from our loan agreements.  We anticipate that we have sufficient funds available from our term loan agreements, approximately $35,000,000 at March 31, 2008, and $4,000,000 from our line of credit agreement to meet our working capital requirements unless unforeseen events occur.

The following table shows cash flows for the six month periods ended March 31, 2008 and 2007:

	Six Months Ended	Six Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities	(10,577,224)	801,679
Cash Flows used in Investing Activities	(37,359,806)	(25,438,033)
Cash Flows from Financing Activities	47,612,771	41,622,882

Cash Flow From Operations

The net cash flow received for operating activities in six months ended March 31, 2008 decreased approximately $11,000,000 over that for the six months ended March 31, 2007.  The decreased receipts during the six months ended March 31, 2008 were primarily due to the Plant becoming operational very late in the quarter, on March 31, 2008, with cash subsequently being generated through ethanol and by-product sales.  As of March 31, 2008 our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

Cash used for investing activities increased by approximately $10,600,000 for the six months ended March 31, 2008 compared to the six months ended March 31, 2007, primarily because we were completing the final phases of our Plant construction.  We used cash provided by the debt financing for capital expenditures, primarily for costs related to Plant construction and for equipment purchases.

Cash Flow From Financing Activities

Since our inception, we have generated significant cash inflows from bank financing arrangements and member equity contributions.  Proceeds for the six months ended March 31, 2008 from our bank financing arrangements increased by approximately $6,000,000 compared to the bank proceeds from the six months ended March 31, 2007.  This is primarily due to the necessity of financing for the final phases of Plant construction.

Results of Operations for the Three and Six Months Ended March 31, 2008 and March 31, 2007

Results of Operations

Revenues

The increase in revenues from the quarter and six months ended March 31, 2008 compared to the quarter and six months ended March 31, 2007 is due to the Plant becoming operational in March 2008. Prior to March 2008, the Company was in the developmental stage.

Cost of Sales

Our cost of goods sold as a percentage of revenues is 676% for both the three and six months ended March 31, 2008.  We had no cost of goods sold for quarter and six months ended March 31, 2007, as we began producing ethanol during March 2008.  The high costs of goods sold relative to revenues is a function of our Plant becoming operational towards the end of our second fiscal quarter.

Operating Expenses

Our operating expenses were approximately $574,000 and $1,019,000 for the quarter and six months ended March 31, 2008.  Compared to the three and six month periods ended March 31, 2007, our operating expenses increased by approximately $368,000 or 345%, and $420,000, or 84%, respectively.  These increases are primarily due to the Plant becoming operational as of March 2008 as well as professional and consulting fees.  For the six months ended March 31, 2008, our material operating expenses were: 1) approximately $730,000 related to general and administrative expenses; and 2) approximately $286,000 related to professional fees. Some major factors impacting professional fees for the six months ended March 31, 2008 were IT support and legal and audit fees for Securities and Exchange Commission (“SEC”) filings. In the six months ended March 31, 2007, our material operating expenses were: 1) approximately $222,000 related to general and administrative expenses; and 2) approximately $277,000 for professional fees.

Capital Resources

Short-term Debt Sources

We have a revolving promissory note with Agstar Financial Services, PCA (“Agstar”) for up to $4,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95%, which totaled 6.115% at March 31, 2008.  The purpose of this loan is for general and operating expenses.  The maturity of this line of credit is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.  As of March 31, 2008 and September 30, 2007, no amounts had been advanced on the loan.

Long-Term Debt Sources

We have entered into two loan agreements and one capital lease agreement for financing of the Plant.  The total loan commitment is $58,000,000 and the capital lease is $26,010,000, and both are described further below.

We have entered into a senior debt financing agreement for a construction loan of $35,000,000 from Agstar, which includes a term and revolving loan (collectively, the “Construction Loan”).  We will make interest payments for the Construction Loan during the construction phase at LIBOR plus 3.15%, which totaled 6.315% at March 31, 2008.  We will pay interest quarterly in arrears on the first day of January, April, July and October.  At completion of the project, the loan will convert to a term loan and term revolving loan.

Upon completion of the project, up to 50% of the Construction Loan will convert to a term loan in the amount of $29,000,000 (the “Term Loan”).  The interest rate will be reduced to LIBOR plus 2.95% with an option to convert to a fixed rate loan.  We are required to make interest payments only on the 1st day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, payable in full in June 2018.  In addition to the scheduled payments, we  will be required to make additional principal payments equal to 65% of our excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on financial ratios.  Commitment fees will be charged at the time of conversion from the Construction Loan to the Term Loan and will be charged annually thereafter.

The maximum amount of the Construction Loan that can be converted to the term revolving loan is $6,000,000 (the “Revolving Loan”).  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 3.15% which totaled 6.315% at March 31, 2008 and 8.37% at September 30, 2007.  The purpose of the Revolving Loan is for cash and inventory management purpose.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.

Capital Lease

In April 2007, we entered into a long term equipment lease agreement (the “Equipment Lease Agreement”) with Otter Tail County, Fergus Falls, Minnesota (the “County”) in order to finance equipment for the Plant (the “Capital Lease”).  The Equipment Lease Agreement has a term from May 1, 2007 through November 2019. The County financed the purchase of equipment through Subordinate Exempt Facility Revenue Bonds Series 2007A totaling $20,000,000, General Obligation Tax Abatement Bonds Series 2007B totaling $5,245,000, and Taxable General Obligation Tax Abatement Bonds Series 2007C totaling $765,000 (collectively, the “Bonds”).

Under the Equipment Lease Agreement with the County, we will start making payments on May 25, 2008 and on the 25th of each month, thereafter.  Until May 25, 2008, interest is being paid through the interest reserve fund included in restricted cash. The payments correspond to the interest of 1/6 the amount due on the Bonds on the next interest payment date. Payments for principal start on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding Bonds on the next semi-annual principal payment date. We will also make Capital Lease payments of principal and interest that correspond to the principal and interest the County will pay on the General Obligation Bonds Series 2007B and 2007C beginning February 25, 2008.  Until that date interest payments will be financed through an interest reserve recorded as restricted cash. We will pay Capital Lease payments that correspond to 1/6 the amount of interest payable due on the Bonds on the following February 1 or August 1 and principal amounts equaling 1/12 of the principal due on the following February 1.  We have guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, we will provide such funds as are needed to fund the shortfall.  The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.

As of March 31, 2008 and September 30, 2007, we have recorded equipment under the Capital Lease in construction in progress totaling approximately $20,400,000 and approximately $835,000 in financing costs, which will be amortized using the effective interest method over the term of the Capital Lease.  Restricted funds held by a trustee for Capital Lease payments totaled approximately $4,100,000 at March 31, 2008 and $4,779,200 at September 30, 2007.

On March 30, 2007, we entered into a loan arrangement with NMF for the amount of $19,175,000 (the “NMF Loan”).  The tax credit period of the NMF Loan is from September 2007 to September 2014.  The NMF Loan is divided into two portions including a term loan of $14,480,500, which we shall make interest only payments on beginning the 6th day of the first month following the initial advancement until the 85th month.  On the 6th day of the 85th month and continuing for an additional 48 months we shall pay the amortized unpaid principal together with the accrued interest.  The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 100 basis points.  In addition there is a subordinated loan note for $4,694,500 which will carry an interest rate of 2.514%.  On the 1st day of each month following the initial advance, which occurred in August 2007, we will make interest only payments until September 2014 when we will make a principal payment of $400,000.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of March 31, 2008:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years
Long-Term Debt Obligations	$53,578,038	$1,017,544	$6,105,264	$6,105,263	$40,349,967
Capital Lease	26,010,000	440,000	2,935,000	3,940,000	18,695,000
Operating Leases	1,547,215	519,011	1,020,406	7,798	—
Interest (1)	42,353,648	5,110,722	11,183,147	9,839,505	16,220,273
Purchasing Obligations (2)	57,579,623	34,469,663	21,652,830	1,457,130	—

Total	$181,068,524	$41,556,940	$42,896,647	$21,349,696	$75,265,240

(1)   Interest is estimated at the current market rates - 7.81% and stated rates on Bonds related to Capital Lease.

(2)   Purchase obligations include obligations related to our marketing agreements, natural gas, corn and ethanol agreements, and consulting agreements.

Grants

On October 1, 2007, we received a Value-Added Producer Grant from the United States Department of Agriculture in the amount of $300,000.  The funding period of the grant began on that date and will conclude no later than December 31, 2008.  The grant funds were used only for Plant operation start-up costs and development of local wet distillers grains markets.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include valuation of derivative instruments and inventory. An in-depth description of these can be found in our Registration Statement on Form 10-12G, as amended, originally filed with the SEC on January 28, 2008. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2008.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below.  We have no exposure to foreign currency risk, as all of our business is conducted in United States Dollars.  We use derivative financial instruments as part of an overall strategy to manage market risk.  We use cash, futures and option contracts to hedge changes to the commodity prices of corn and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We expect to be exposed to market risk from changes in interest rates on our existing debt facilities.  Exposure to interest rate risk results from holding our credit agreements.

We expect to use debt to finance a significant amount of our expenditures in 2008.  These agreements will expose us to market risk related to changes in interest rates.

Commodity Price Risk

We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and our reliance on sales of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At March 31, 2008, the fair value of our derivative instruments for corn and ethanol is an asset in the amount of $454,633.  At March 31, 2007, we held no derivative instruments for corn or ethanol derivative instruments.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

We estimate that our expected corn usage will be approximately 19.5 million bushels per year for the production of 55 million gallons of undenatured ethanol.  We have price protection in place for a portion of our expected corn usage through December 2008 using forward contracts, Chicago Board of Trade futures and options, and over-the-counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn, gasoline and natural gas price risk. The table presents the net fair value of our derivative instruments as of March 31, 2008, September 30, 2007 and March 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
March 31, 2008	$454,633	$(45,463)
September 30, 2007	$64,895	$(6,490)
March 31, 2007	$—	$—

Liability Risk

We have obtained insurance for our risks through our insurance company, Willis of Minnesota (“Willis”).  The various coverages and deductibles are as follows:

•                  Property — $50,000 deductible;

•                  General liability — No deductible;

•                  Automobile — No deductible;

•                  Worker’s compensation — No deductible;

•                  Directors and officers — $10,000 deductible;

•                  Crime — $5,000 deductible;

•                  Environmental — $50,000 deductible; and

•                  Umbrella — $10,000 SIR.

Our premiums to Willis are structured such that we have made a prepaid collateral deposit of estimated losses related to the above coverage.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2008 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Registration Statement on Form 10-12G, as amended, originally filed with SEC on January 28, 2008. “Risk Factors” are conditions that may cause investment in our Company to be speculative or risky.  We are not currently aware of factors other than those set forth in our Registration Statement on Form 10-12G, as amended, originally filed with SEC on January 28, 2008 that would have a foreseeable effect on the level of risk associated with investment in our Company; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL AG ENTERPRISES, LLC

Date: May 20, 2008	By:	/s/ Kelly Longtin
Kelly Longtin
Chief Executive Officer

EXHIBIT INDEX

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.