Form 10-Q
period 2008-06-30
Otter Tail Ag Enterprises, LLC
filed 2008-08-19
CIK 1425319

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 14, 2008, the Company has outstanding 23,944,000 Class A Membership Units.

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
JUNE 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Financial Statements (Unaudited)

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$1,349,604	$4,611,317
Restricted cash	540,167	2,138,555
Accounts receivable	5,949,420	—
Other receivables	3,986	15,975
Inventory	5,332,015	—
Derivative instrument	49,682	64,895
Prepaid expenses and other	1,061,617	18,173
Total current assets	14,286,492	6,848,915

Property and Equipment
Land and land improvements	4,549,944	4,484,577
Buildings	941,836	434,516
Office equipment	141,203	50,204
Plant and process equipment	108,562,114	—
Construction in process	—	73,788,055
	114,195,098	78,757,352
Less accumulated depreciation	(2,139,491)	(9,158)
Net property and equipment	112,055,606	78,748,194

Other Assets
Debt service reserve	2,630,555	2,640,643
Debt issuance costs, net of amortization	1,646,184	1,714,974
Total other assets	4,276,739	4,355,617

Total Assets	$130,618,837	$89,952,726

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$637,351	$17,730
Construction payable	1,589,746	5,598,976
Construction payable- related party	—	5,846,184
Accrued interest and other	562,311	729,349
Current maturities	6,191,550	—
Total current liabilities	8,980,958	12,192,239

Long-term debt, net of current maturities	78,094,941	32,636,362

Commitments and Contingencies

Members’ Equity, 23,944,000 units outstanding	43,542,938	45,124,125

Total Liabilities and Members’ Equity	$130,618,837	$89,952,726

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)

Revenues	$36,017,233	$—

Cost of sales	31,599,012	—

Gross Profit	4,418,221	—

Professional fees	191,896	525,643
General and administrative	1,585,280	162,740
Total operating expenses	1,777,176	688,383

Operating Income (Loss)	2,641,045	(688,383)

Other income (expense)
Interest expense	(1,707,348)	—
Other income	2,004	16,432
Interest income	27,596	236,088
Total other income (expense), net	(1,677,748)	252,520

Net Income (Loss)	$963,297	$(435,863)

Weighted Average Units Outstanding – Basic	23,925,000	23,646,822

Net Income (Loss) Per Unit – Diluted	$0.05	$(0.02)

Weighted Average Units Outstanding – Diluted	23,934,750	23,646,822

Net Income (Loss) Per Unit – Diluted	$0.04	$(0.02)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)

Revenues	$36,077,602	$—

Cost of sales	32,007,313	—

Gross Profit	4,070,289	—

Professional fees	478,299	802,146
General and administrative	2,317,562	385,104
Total operating expenses	2,795,861	1,187,250

Operating Income (Loss)	1,274,428	(1,187,250)

Other income (expense)
Loss on derivatives	(1,342,712)	—
Interest expense	(1,719,885)	(172)
Other income	2,004	16,932
Interest income	189,240	1,577,745
Total other income (expense) net	(2,871,353)	1,594,505

Net Income (Loss)	$(1,596,924)	$407,255

Weighted Average Units Outstanding – Basic	23,924,330	21,521,817

Net Income (Loss) Per Unit – Basic	$(0.07)	$0.02

Weighted Average Units Outstanding – Diluted	23,924,330	21,525,755

Net Income (Loss) Per Unit – Diluted	$(0.07)	$0.02

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(1,596,924)	$407,255
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	2,130,333	1,176
Amortization of debt financing costs	97,261	315,050
Unit based compensation	9,737	—
Unrealized loss on derivative instruments	11,250	—
Change in assets and liabilities:
Accounts receivable	(5,949,420)	—
Interest receivable	11,989	(47,637)
Inventory	(5,332,015)	—
Corn inventory deposit	(803,306)	—
Prepaid expenses and other	(240,138)	4,690
Derivative instruments	3,963	—
Accounts payable	619,620	(205,807)
Accrued interest and other	(167,038)	(574)
Net cash provided by (used in) operating activities	(11,204,688)	474,153

Cash Flows from Investing Activities
Deposits on land	—	6,000
Payments for purchase of land	—	(2,582,429)
Capital expenditures	(90,999)	(35,894)
Payments for construction in process	(45,196,160)	(44,185,693)
Net cash used in investing activities	(45,287,159)	(46,798,016)

Cash Flows from Financing Activities
Payments for notes payable to members	—	(13,500)
Payments for long-term debt	—	(647)
Change in restricted cash	1,608,476	(5,024,070)
Payments for debt issuance costs	(45,767)	(1,630,269)
Payments for distributions	—	(5,566)
Member contributions	—	42,200,000
Proceeds from construction loan	51,667,425	26,010,000
Proceeds for debt reserve funds	—	(3,195,640)
Net cash provided by financing activities	53,230,134	58,340,308

Net Increase (Decrease) in Cash and Equivalents	(3,261,713)	12,016,445
Cash and Equivalents — Beginning of Period	4,611,317	1,195,046
Cash and Equivalents — End of Period	$1,349,604	$13,211,491

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized of $2,595,717 and $729,349 at June 30, 2008 and 2007 respectively	$2,003,647	$—

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities
Deposit applied to land purchase	$—	$6,000
Deferred offering costs offset against equity	$—	$224,996
Fair value units issued for line of land and construction	$6,000	$500,000
Construction costs included in accounts payable	$1,589,746	$8,808,180
Financing costs paid with debt proceeds	$17,296	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financials have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2007, contained in the Company’s Registration Statement on Form 10-12G, as amended, originally filed with the Securities and Exchange Commission on January 28, 2008.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the year ending September 30, 2008.

Nature of Business

Otter Tail Ag Enterprises, LLC, a Minnesota limited liability Company  (the “Company”) was organized with the intentions of developing, owning and operating a 55 million gallon per year capacity dry-mill ethanol plant near Fergus Falls, Minnesota (the “Plant”).  The Company was in the development stage until March 2008, when the Company commenced operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer (the marketing companies as further discussed in Note 7) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.  The Company’s products are sold FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  Marketing fees remitted by the Company are presented net in revenue.  Commissions were approximately $85,000 for the nine months ended June 30, 2008.  No commissions were paid for the same period ending June 30, 2007.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At June 30, 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is at least possible this estimate will change in the future.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Cash

The Company maintains cash accounts set aside for requirements as part of the capital lease financing agreement. At June 30, 2008 and September 30, 2007, the total of these accounts was approximately $3,200,000 and $4,800,000, respectively.

Inventories

Inventories consist of raw materials; work in process and finished goods.  Corn is the primary raw material and along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol, dried distiller grains and modified wet distiller grains, and are stated at the lower of cost or market, on a first-in, first-out basis.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Plant maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The Company initiated Plant operations in March 2008 and began depreciating the plant at that time.  Depreciation is computed using the straight-line method over the following estimated useful lives:

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. For the nine month periods ended June 30, 2008 and 2007, no impairment was recognized on long-lived assets.

Derivative Instruments

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained.  Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings.  If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivative are recorded in revenue or cost of goods sold based on the commodity being hedged, when the plant is in operations. While the company was in development stage the changes in the fair value of derivatives were recorded in other income or expense.

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.”  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirement of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, restricted cash, receivables, derivative instruments, and payables approximate their fair value.

It is not currently practicable to estimate the fair value of the debt financing.  Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Note 4, there are no readily determinable similar instruments on which to base an estimate of fair value.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.  No liabilities were recorded at June 30, 2008 or 2007.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period.  Diluted net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  As of June 30, 2008, the Company had 34,500 unit equivalents outstanding relating to outstanding unit options and unvested restricted units. As of June 30, 2007, the Company had 14,000 unit equivalents outstanding. At June 30, 2008, the effects of 14,500 restricted units are excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the period ended June 30, 2008. Additionally, 20,000 unit options were excluded from the computation of diluted units outstanding as exercise price was equivalent to the Company’s average fair market unit value.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.   The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2.  INVENTORY

Inventories consist of the following as of June 30, 2008:

Raw materials	$3,002,992
Work in progress	1,038,269
Finished goods	947,146
Spare parts	343,608

Total	$5,332,015

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

At June 30, 2008 and September 30, 2007, the Company had recorded an asset for derivative instruments related to corn and natural gas option and futures positions of approximately $50,000 and $65,000, respectively.  None of the positions open at June 30, 2008 are designated as cash flow or fair value hedges. The Company has recorded gains of approximately $6,000 and $45,000 for the quarter ended June 30, 2008 and for the fiscal year ended September 30, 2007, respectively, which includes an unrealized gain of approximately $430,000 and an unrealized gain of approximately $2,000 for the quarter ended June 30, 2008 and the fiscal year ended September 30, 2007 included in cost of goods sold and other income, respectively. There were no derivative instruments as of June 30, 2007.

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following at:

	6/30/2008	9/30/2007*
Construction and Term Loan, see terms below	$35,000,000	$—
Revolving line of credit, see terms below	3,943,214	—
New Market Tax Credit Loan, see terms below	19,175,000	6,626,362
County capital lease, (Note 5)	26,010,000	26,010,000
Equipment financing	158,277	—
Total long-term debt	84,286,491	32,636,362
Current maturities	(6,191,550)	—
	$78,094,941	$32,636,362

* Derived from audited financial statements.

The promissory notes described below are subject to credit agreements with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

New Market Tax Credit Loan

In March 2007, the Company entered into the agreement with MMCDC New Markets Fund II, LLC (“NMF”) for the amount of $19,175,000. The Company has guaranteed it will be in compliance with the program over the tax credit recapture period from September 2007 until September 2014. The NMF loan is divided into two portions: a term loan of $14,480,500 (the “Term Loan”) and subordinated note for $4,694,500 (the “Subordinated Note”). The Term Loan contains a provision in which the Company must make interest only payments on the 6th day of the first month following the initial advancement, August 2007, until the 85th month. On the sixth day of the 85th month and continuing for an additional 48 months, the Company shall pay the amortized unpaid principal together with the accrued interest. The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 1.0%.

The Subordinated Note for $4,694,500 carries a fixed interest rate of 2.514%. On the first day of each month following the initial advance, August 2007, interest only payments will be made until September 2014 when a principal payment of $400,000 is required.

Construction and Term Loan

In March 2007, the Company entered into an agreement with a lender for the construction financing.  The finance commitment has two phases; the construction loan (the “Construction Loan”), followed by term loan (the “Construction Term Loan”), term revolving note, and a revolving line of credit loan (the “Revolving Line of Credit Loan”). Conversion to the Construction Term Loan occurred on June 1, 2008.

Construction Loan

The Company obtained debt financing for the construction of the Plant from a lending institution in the form of a term note (the “Term Note”) and revolving promissory note (the “Term Revolving Note”), as described below.  The Term Note provides for borrowings up to $35,000,000.  The Company made interest payments for both loans during the construction phase at the LIBOR plus 3.15%, which totaled 5.74% at June 30, 2008. Interest will be paid quarterly in arrears on the first day of January, April, July and October. On June 1, 2008, the loan converted into the Construction Term Loan and term revolving loan (the “Construction Term Revolving Loan”).

Construction Term Loan

On June 1, 2008, a portion of the Construction Loan was converted to the Construction Term Loan, totaling $29,000,000. The interest rate was reduced to LIBOR plus 2.95% on the Construction Term Loan. The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan. The Company is required to make interest payments only on the 1st of day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, payable in full in June 2018. In addition to the scheduled payments, the Company will make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Construction Term Revolving Note

The amount of the Construction Term Loan that converted to the Term Revolving Note was $6,000,000. The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 5.54% at June 30, 2008 and 8.37% as of September 30, 2007.  The purpose of this loan is for cash and inventory management purpose.

Revolving Line of Credit Loan

The Company also has a Revolving Line of Credit loan with the same lending institution for up to $6,000,000.  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 5.54% at June 30, 2008 and 8.37% as of September 30, 2007.  The purpose of this loan is for general and operating expenses. The maturity of the Revolving Line of Credit loan is 364 days from commencement, on the loan maturity date the principal and any outstanding accrued interest will be due. The Company pays a commitment fee of 0.35% on the unused portion of the revolving promissory note (the “Revolving Promissory Note”), payable quarterly in arrears. The interest rate is equal to LIBOR plus 2.95% if the Company’s tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assets) is less than or equal to 60% or to LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%. Principal and interest will be due on March 30, 2009, and the unused commitment fee will now be due monthly.

The Term Revolving Note as well as the Term Note and the Revolving Line of Credit Loan are subject to a master loan agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

Equipment Financing

In April 2008, the Company entered into two equipment financing agreements with an unrelated party through 2013.  Payments range from $679 per month to $2,468 per month with interest rates ranging from 4.56% to 5.5%.

At June 30, 2008, future minimum payments under the loans including future minimum lease payments due under the capital lease (Note 5) are as follows:

2008	$6,191,550
2009	4,229,229
2010	4,875,943
2011	4,992,750
2012	5,118,348
After 2012	58,878,671
Total	$84,286,491

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Under the Capital Lease with the County, the Company started making payments on May 25, 2008 and on the 25th of each month thereafter.  Until May 25, 2008, interest was being paid through the interest reserve fund included in restricted cash. The Capital Lease payments correspond to the interest of 1/6 the amount due on the bonds on the next interest payment date. Capital Lease payments for principal start on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding bonds on the next semi-annual principal payment date. The Company also began making lease payments of principal and interest that correspond to the principal and interest the County will pay on the General Obligation Bonds Series 2007B and 2007C beginning February 25, 2008.  Until that date, interest payments were financed through an interest reserve recorded as restricted cash. The Company made Capital Lease payments that correspond to 1/6 the amount of interest payable due on the bonds on the following February 1 or August 1 and principal amounts equaling 1/12 of the principal due on the following February 1. The Company has guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, the Company will provide such funds as are needed to fund the shortfall. The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.

At June 30, 2008, future minimum lease payments under the Capital Lease are as follows:

2008	$2,510,500
2009	3,068,300
2010	3,675,000
2011	3,682,700
2012	3,675,500
After 2012	24,784,121
Total	$41,396,121
Less amount representing interest	15,386,121
Present value of minimum lease payments	26,010,000
Current maturities	440,000
Noncurrent maturities	25,570,000
$26,010,000

NOTE 6.  OPERATING LEASES

In February 2008, the Company entered into an operating lease agreement for 70 railroad cars for a minimum period of 36 months. The lease agreement shall continue for successive one month terms until terminated by either party providing a 30 day written advance notice to the other.  The Company will pay $600 per car per month, which may be adjusted according to the terms defined in the agreement. The term of this lease began in April 2008.

In April 2008, the Company entered into an operating lease for equipment.  The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  The term of the lease is for five years with monthly payments of $338.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Marketing Contracts

In February 2008, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of all bulk grade dried distiller grain with solubles (DDGS) the Company is expected to produce.  The Company will receive payment for the products sold based on a percentage of the actual sales price as defined in the agreement.  The initial term is for three years commencing as of the startup of production and will continue until terminated by either party providing a 90 day advance written notice.

Natural Gas and Corn Contracts

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At June 30, 2008, the Company has forward corn purchase contracts to purchase approximately $16,680,000 through May 2009.

The Company has an agreement to purchase a minimum of 2,700 decatherms of natural gas transportation per day through May 31, 2011 at market price plus $0.015 per dekatherm of natural gas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2008, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited financial statements as of September 30, 2007 and notes thereto and Management’s Discussion and Analysis contained in our Registration Statement on Form 10-12G, as amended, originally filed with the Securities and Exchange Commission on January 28, 2008.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A — Risk Factors,” and in the Company’s Registration Statement on Form 10-12G, as amended, originally filed with the Securities and Exchange Commission on January 28, 2008, and include:

•                                The availability and adequacy of our cash flow to meet our requirements, including payment of loans;

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

Liquidity and Capital Resources

Overview

As of June 30, 2008, we had total assets of approximately $131,000,000 consisting primarily of cash, restricted cash, accounts receivable, inventory, derivative instruments, financing costs and property, plant, and equipment.  As of June 30, 2008, we had current liabilities of approximately $9,000,000 consisting primarily of accounts payable, accrued liabilities, and current maturities of long-term debt related to the construction of the plant and long-term liabilities of approximately $78,100,000 consisting primarily of bank debt financing and capital lease financing for the construction of the Plant.

For the nine months ended June 30, 2008, cash used in operating activities was approximately $11,200,000, cash used in investing activities was approximately $45,300,000 and cash provided by financing activities was approximately $53,200,000.

As of June 30, 2008, we had remaining material commitments in the amount of approximately $1,400,000 related to our construction agreement with Harris Mechanical Contracting Company (“Harris”).  As of June 30, 2008, we had incurred approximately $86,800,000 to Harris and paid approximately $85,400,000 primarily from the proceeds from our equity financings and bank borrowings.  Based on our cash on hand as of the date hereof, including the loan proceeds available to us as described in Note 4 of the Financial Statements, we believe that we will have adequate cash reserves and available lines of credit to fund operations unless unforeseen events occur.

As of June 30, 2008, we have used all funds remaining from our equity financings.  Current and remaining operating expenses will be paid for from our operating activities.  We anticipate that we have sufficient funds available from our operations, including approximately $1,300,000 in cash and approximately $6,000,000 in current accounts receivable which we believe we will be able to wholly realize, to meet our working capital requirements unless unforeseen events occur.

The following table shows cash flows for the nine month periods ended June 30, 2008 and 2007:

	Nine Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities	(11,204,688)	474,153
Cash Flows used in Investing Activities	(45,287,159)	(46,798,016)
Cash Flows from Financing Activities	53,230,134	58,340,308

Cash Flow From Operations

The net cash flow received for operating activities in the nine months ended June 30, 2008 decreased approximately $11,700,000 over that for the nine months ended June 30, 2007.  The decreased receipts during the nine months ended June 30, 2008 were primarily due to the Plant becoming operational in March 2008. Prior to March 2008, the Company was in the developmental stage.  As of June 30, 2008 our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

Cash used for investing activities decreased by approximately $1,500,000 for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, primarily because the Plant is operational as of June 30, 2008, and construction-related payments significantly decreased during this period.

Cash Flow From Financing Activities

Since our inception, we have generated significant cash inflows from bank financing arrangements and member equity contributions.  Proceeds for the nine months ended June 30, 2008 from our bank financing arrangements decreased by approximately $5,100,000 compared to the bank proceeds for the nine months ended June 30, 2007.  This is primarily due to the proceeds from member contributions being recognized in the period for the nine months ended June 30, 2007.

Results of Operations for the Three and Nine Months Ended June 30, 2008 and June 30, 2007

Results of Operations

Revenues

The increase in revenues from the quarter and nine months ended June 30, 2008 compared to the quarter and nine months ended June 30, 2007 is due to the Plant becoming operational in March 2008. Prior to March 2008, the Company was in the developmental stage.

Cost of Sales

Our cost of sales as a percentage of revenues is 88% and 89% for the three and nine months ended June 30, 2008.  We had no cost of sales for quarter and nine months ended June 30, 2007, as we began producing ethanol during March 2008.  The high cost of sales relative to revenues is a function of our Plant becoming operational towards the end of our second fiscal quarter.

Operating Expenses

Our operating expenses were approximately $1,800,000 and $2,800,000 for the three and nine months ended June 30, 2008.  Compared to the three and nine month periods ended June 30, 2007, our operating expenses increased by approximately $1,100,000, or 258%, and $1,600,000, or 235%, respectively.  These increases are primarily due to the Plant becoming operational as of March 2008 as well as professional and consulting fees.  For the nine months ended June 30, 2008, our material operating expenses were: 1) approximately $2,300,000 related to general and administrative expenses; 2) and approximately $480,000 related to professional fees. Some major factors impacting professional fees for the nine months ended June 30, 2008 were IT support and legal and accounting fees for Securities and Exchange Commission (“SEC”) filings.  In the nine months ended June 30, 2007, our material operating expenses were: 1) approximately $390,000 related to general and administrative expenses; and 2) approximately $800,000 for professional fees.

Capital Resources

Short-term Debt Sources

We have a revolving promissory note with Agstar Financial Services, PCA (“Agstar”) for up to $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95%, which totaled 5.54% at June 30, 2008.  The purpose of this loan is for general and operating expenses.  The maturity of this line of credit is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.  As of June 30, 2008 and September 30, 2007, the Company had balances of approximately $3,900,000 and none on this loan.

Long-Term Debt Sources

We have entered into two loan agreements and one capital lease agreement for financing of the Plant.  The total loan commitment is $60,000,000 and the capital lease is $26,010,000, and both are described further below.

We have entered into a senior debt financing agreement for a construction loan of $35,000,000 from Agstar, which includes a term and revolving loan (collectively, the “Construction Loan”).  We made interest payments for the Construction Loan during the construction phase at LIBOR plus 3.15%, which totaled 5.74% at June 30, 2008.  We will pay interest quarterly in arrears on the first day of January, April, July and October.  The Company converted to a term loan and term revolving loan on June 1, 2008.

On June 1, 2008 a portion of the Construction Loan converted to a term loan in the amount of $29,000,000 (the “Term Loan”).  The interest rate will be reduced to LIBOR plus 2.95% with an option to convert to a fixed rate loan.  We are required to make interest payments only on the 1st day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, payable in full in June 2018.  In addition to the scheduled payments, we will be required to make additional principal payments equal to 65% of our excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on financial ratios.  Commitment fees of $20,000 were charged at the time of conversion and will be charged annually thereafter.

The maximum amount of the Construction Loan that could be converted to the term revolving loan is $6,000,000 (the “Revolving Loan”).  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 5.54% at June 30, 2008 and 8.37% at September 30, 2007.  The purpose of the Revolving Loan is for cash and inventory management purpose.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.

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

Under the Equipment Lease Agreement with the County, we started making payments on May 25, 2008 and have and will make payments on the 25th of each month.  Payments for principal start on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding Bonds on the next semi-annual principal payment date. We also make Capital Lease payments of principal and interest that correspond to the principal and interest the County pays on the General Obligation Bonds Series 2007B and 2007C.   We pay Capital Lease payments that correspond to 1/6 the amount of interest payable due on the Bonds on February 1 or August 1 of each year and principal amounts equaling 1/12 of the principal due each February 1.  We have guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, we will provide such funds as are needed to fund the shortfall.  The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.

On March 30, 2007, we entered into a loan arrangement with NMF for the amount of $19,175,000 (the “NMF Loan”).  The tax credit period of the NMF Loan is from September 2007 to September 2014.  The NMF Loan is divided into two portions including a term loan of $14,480,500, which we shall make interest only payments on beginning the 6th day of the first month following the initial advancement until the 85th month.  On the 6th day of the 85th month and continuing for an additional 48 months we shall pay the amortized unpaid principal together with the accrued interest.  The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 100 basis points, which was 6.00% as of June 30, 2008.  In addition there is a subordinated loan note for $4,694,500 which will carry an interest rate of 2.514%.  On the 1st day of each month following the initial advance, which occurred in August 2007, we will make interest only payments until September 2014 when we will make a principal payment of $400,000.

Grants

On October 1, 2007, we received a Value-Added Producer Grant from the United States Department of Agriculture in the amount of $300,000.  The funding period of the grant began on that date and will conclude no later than December 31, 2008.  The grant funds were used only for Plant operation start-up costs and development of local wet distillers grains markets.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include valuation of derivative instruments and inventory. An in-depth description of these can be found in our Registration Statement on Form 10-12G, as amended, originally filed with the SEC on January 28, 2008. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2008.

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

We have used and expect to use debt to finance a significant amount of our expenditures in fiscal 2008.  These agreements will expose us to market risk related to changes in interest rates.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At June 30, 2008, the fair value of our derivative instruments for corn and ethanol is an asset in the amount of $49,682.  At June 30, 2007, we held no derivative instruments for corn or ethanol derivative instruments.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, gasoline and natural gas price risk. The table presents the net fair value of our derivative instruments as of June 30, 2008, September 30, 2007 and June 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2008	$49,682	$(4,970)
September 30, 2007	$64,895	$(6,490)
June 30, 2007	$—	$—

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2008 (the “Evaluation Date”), have concluded that our disclosure controls and procedures [are effective] in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There have been [no changes] in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTTER TAIL AG ENTERPRISES, LLC

Date: August 19, 2008	By:	/s/ Kelly Longtin
Kelly Longtin
Chief Executive Officer

EXHIBIT INDEX

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

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