Form 10-K
period 2008-09-30
Otter Tail Ag Enterprises, LLC
filed 2009-01-13
CIK 1425319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-53042

OTTER TAIL AG ENTERPRISES, LLC

(Exact name of registrant as specified in its charter)

MINNESOTA	41-2171784
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

24096 - 170th Avenue
Fergus Falls, MN 56537-7518
(Address and Zip Code of Principal Executive Offices)

(Registrant’s telephone number, including area code): (218) 998-4301

Securities register pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Class A Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicated by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated Filer ☐      Non-accelerated filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the membership units held by non-affiliates of the registrant as of September 30, 2008 was $44,799,664.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the purchase price of $2.00 per unit that was established in our intrastate offering that closed on October 31, 2006, multiplied by the 22,399,832 Class A Membership units held by non-affiliates of the Company.

As of September 30, 2008 the Company has 23,944,000 Class A Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Members are hereby incorporated by reference in Part III, Items 10, 11, 12, 13, and 14 of this report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Form 10-K, including statements contained within “Item 1A – Risk Factors,” and including developments related to the following:

•

Our ability to comply with covenants under our debt financing agreements with Agstar and our other lenders, and the decisions of such lenders to grant waivers, exercise default remedies or restrict our access to capital should we violate and not cure any covenants in the future.

•	The availability and adequacy of our cash flow to meet its requirements, including payment of loans;

•	Economic, competitive, demographic, business and other conditions in our local, regional and national markets;

•	Changes in the availability and price of corn;

•	Changes in the availability and price of natural gas;

•	Changes in the environmental regulations that apply to our Plant operations;

•	The occurrence of certain events causing an economic impact in the agriculture, oil, or automobile markets;

•	Lack of transport, storage, and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes and advances in ethanol and other renewable fuels production technology;

•	Changes in interest rates or the availability of credit, and limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	The results of our hedging transactions and other risk mitigation strategies;

•	Our ability to retain key employees and maintain labor relations;

•	Our ability to develop diverse revenue streams;

•	Our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended;

•	Changes or developments in laws, regulations, tariffs or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or not taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry and excess capacity in the industry;

•	Litigation against us or any third party suppliers;

•	The loss of any license or permit;

•	The lack of a public market for our membership units and restrictions on unit transfer;

•	The loss of our Plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required; AND

•	Changes in our business strategy, capital to support capital improvements and development.

PART I

ITEM 1. BUSINESS.

Overview

Otter Tail Ag Enterprises, LLC (“We,” “us,” “our,” or the “Company”) organized as a Minnesota limited liability company on January 27, 2005, owns and operates a nameplate capacity 55,000,000 gallon per year corn dry mill ethanol plant in Fergus Falls, Minnesota (the “Plant”), which became fully operational in June 2008.  Based on estimates from our design engineer, Delta-T Corporation (“Delta-T”), we expect our Plant to annually process approximately 20,000,000 bushels of corn into 55,000,000 gallons of denatured fuel grade ethanol, 135,500 tons of dried distillers grains with solubles, and 65,500 tons of distillers modified wet grains.  In this process, we anticipate we will consume approximately 1,855,000 cubic feet of natural gas per year.  Our website is located at www.ottertailethanol.com.  Our principal executive offices currently are located at 24096 -170th Avenue, Fergus Falls, Minnesota, 56537-7518, and our telephone number is (218) 998-4301.

General Development of Business since September 30, 2007

Our first two fiscal quarters for the fiscal year ended September 30, 2008 were spent preparing for Plant startup and the commencement of operations.  We began preliminary production operations in April 2008, and ethanol was first produced in May 2008. The Plant encountered issues typical of a plant startup during the first four months of operation.  As of September 30, 2008, we have been producing ethanol at the Plant at or near nameplate capacity, and have been receiving revenues from the sale of ethanol, Distillers Modified Wet Grains (“DMWG”) and Distillers Dried Grains with Solubles (“DDGS”).  We had a period of profitability following the commencement of ethanol production in May, June, and July 2008; however, since that time we have not been profitable and we may not be able to achieve profitability in the near future, or at all. We violated certain covenants under our Master Loan Agreement with Agstar and were in default as of September 30, 2008. We received a waiver from Agstar for compliance with such covenants through October 1, 2009 and a waiver from NMF and Otter Tail county pertaining to the cross-default provisions contained in their respective debt financing agreements. However, we may violate the same or other loan covenants in the future and may not receive additional waivers. If we commit and do not cure or receive a waiver for any future violation, our lenders may exercise their default remedies. We would face a severe liquidity crisis if any of our lenders pursued such remedies.

Financial Information

Please refer to “Item6 — Selected Financial Data” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets. Our consolidated financial statements and supplementary data are included beginning at page F-1 of this Annual Report on Form 10-K.

Principal Products and Their Markets

The principal products we produce at our Plant are fuel grade ethanol and DDGS and DMWG.

Our Main Product - Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as:

•   an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions;

•   a non-petroleum based gasoline substitute; and

•   an octane enhancer in fuels.

Most ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

Ethanol is produced from starch or sugar-based feed products such as corn, potatoes, wheat, and sorghum, as well as from agricultural waste products including sugar, rice straw, cheese whey, beverage wastes and forestry and paper wastes.  Historically, corn has been the primary source because of its relatively low cost, wide availability and ability to produce large quantities of carbohydrates that convert into glucose more easily than other products.  Today, approximately 90% of the ethanol produced in the United States is produced from corn.

The Dry Mill Process

The Plant uses a dry milling process to produce fuel-grade ethanol as its main product and DDGS and DMWG as co-products.  Our Plant has a design capacity to produce 55,000,000 gallons of ethanol per year.  In addition, the Plant has a design capacity to produce approximately 135,500 tons of DDGS and 66,500 tons of DMWG.  We are considering selling the carbon dioxide gas we produce to a third-party processor, or vent the carbon dioxide gas into the atmosphere if we are unable to sell it to a third-party processor.  We are presently venting the carbon dioxide gas into the atmosphere.  Our Plant has, among others, the following facilities:

Grain Receiving, Storage and Milling Equipment.  The Plant contains receiving facilities that have the ability to receive corn by rail and truck.  Upon delivery, we weigh the corn and issue a weight ticket.  A leg lifts the corn to the storage bins.  We have installed a dust collection system in the grain receiving system to limit particulate emissions.  We then remove the corn from storage to a scalper to remove rocks and debris before conveying the product and processing it through a hammer-mill.  The result of this process is ground corn.

Conversion and Liquefaction System, Fermentation System and Evaporation System.  We mix the ground corn in slurry tanks which produces cooked mash.  The cooked mash then continues through liquefaction tanks and into fermenters.  Simultaneously, we add yeast to the cooked mash as it enters the fermenters.  After batch fermentation is complete, the liquid produced by the fermentation process is pumped to wells and then to the distillation column to separate the alcohol from the mash.

Distillation and Molecular Sieve.  We dehydrate and separate the ethanol in the distillation column, the side stripper and the molecular sieve system.  We then blend the ethanol with up to 5 percent gasoline as it is pumped into storage tanks.  The storage tanks contain meters, filters, pumps and loading equipment for transfer to rail cars or trucks.

Liquid/Solid Separation System.  The Plant also produces distillers grains.  We transport the corn mash from the distillation column to centrifuges and then a dryer, where moisture is removed.  The Plant utilizes a dryer system with a regenerative thermal oxidizer.  After they are dried, the distillers grains are conveyed to the filter receiver and then to a storage building.

Product Storage Area.  We have storage tanks on site to store the ethanol we produce.  The Plant also contains a storage building to hold distillers grains until they are shipped to market.

General Plant Infrastructure and Utilities.  The Plant also consists of administration facilities, chillers, cooling towers and other processing equipment, some of which require fresh water to operate.  We condition boiler water in regenerative softeners and/or other treatment equipment and pump it through a deaerator and into a deaerator tank.  Appropriate boiler chemicals are added and the pre-heated water is pumped into the boiler.  Steam energy is provided by a steam generator.  Process cooling is provided by circulating cooling water through heat exchangers, a chiller and a cooling tower.  The Plant contains a compressed air system consisting of an air compressor, receiver tank, pre-filter and air dryer.  The Plant design also incorporates the use of a clean-in-place system for cooking, fermentation, distillation, evaporation, centrifuges and other systems.

The block flow diagram below illustrates how the Plant processes corn into ethanol:

For our fiscal year ended September 30, 2008, revenue from the sale of ethanol was approximately 85% of total revenues. We did not have any revenues prior to the third quarter of fiscal year 2008.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. The dry mill ethanol processing used by the Plant results in two forms of distiller grains: DMWG and DDGS. DMWG is processed corn mash that has been dried to approximately 50% moisture. DMWG have a shelf life of approximately ten days and are often sold to nearby markets. DDGS is processed corn mash that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. At our Plant, the composition of the distillers grains we produce is approximately 40% DMWG and 60% DDGS.

For our fiscal year ended September 30, 2008, revenues from sale of distillers grains was approximately 15% of total revenues. We did not have any revenues prior to the third quarter of fiscal year 2008.

Employees

We have 31 full time employees, of which five are in general management and administration, and the remainder in Plant operations.  We entered into a written agreement to employ a Chief Executive Officer.  We do not maintain an internal sales organization.  We rely upon third-party buyers and marketers to buy or market the ethanol and distillers grains that we produce to multiple buyers throughout the United States.  Under such a business plan, our principal operations are the general management of our business and the operation of the Plant.

Sales and Marketing

We have hired a national marketing firm to sell our ethanol and another to sell our distillers grain.  However, because of the number of local feedlots and livestock operations, we sell a portion of our distillers grains locally, as DMWG.

Ethanol

On July 18, 2006, we entered into an Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, L.L.C. (“RPMG”) in which RPMG agreed to be the sole marketing representative for our facility’s entire production of ethanol.  Under the terms of this agreement, RPMG agrees to use its best efforts to market all our ethanol and its best efforts to find the best price for all fuel grade ethanol obtained pursuant to the agreement, but is not obligated to sell a minimum number of gallons per month.  The cost associated with this service is $0.01 per gallon of the sales price of the ethanol.  This agreement estimates that we will supply RPMG with an average monthly volume of 4,583,333 gallons of ethanol.  If we are unable to achieve this monthly volume and, as a consequence, RPMG is unable to meet its sale obligations to third parties, RPMG may purchase ethanol on the open market and have us reimburse RPMG for any losses.  RPMG is under no contractual obligation to buy any minimum amount of our ethanol.  If, for any reason, this agreement is terminated by either party, we may incur significant expense in finding a replacement to market our ethanol, which could have a material negative effect on our business.

We believe that utilizing RPMG not only enables us to bypass the need to develop our own internal sales organization, but also provides us access to markets that we would otherwise not be able to penetrate on our own.  RPMG has access to numerous markets because they manage large quantities of ethanol and can provide flexibility to meet varying customer needs.  We believe that having a diverse customer base through RPMG provides us better flexibility to respond to negative localized market fluctuations.  However, we seek to deliver as much product as possible to local markets, which helps minimize our freight costs.

In addition, RPMG offers a variety of services and infrastructure that would be expensive and inefficient for us to implement on our own.  For example, RPMG provides scheduling, transportation logistics, permits, invoicing, account collection and payment services.  We believe it is more cost effective for us to contract for these services from our marketer rather than developing and funding in house expertise to handle these matters.  This type of marketing agreement is customary in the ethanol industry as ethanol producers focus on producing ethanol and enter into agreements with third-party providers with expertise in other key areas.

RPMG is a producer-owned ethanol and bio-diesel marketing company formed in 1999.  RPMG applies cooperative principles to the marketing of fuel ethanol and it is the only such association that is wholly owned and managed by its member plants.  The five founding member plants of RPMG are Al-Corn Clean Fuels of Claremont, Minnesota; Chippewa Valley Ethanol Company of Benson, Minnesota; Corn Plus of Winnebago, Minnesota; Diversified Energy Company of Morris, Minnesota and Heartland Corn Products in Winthrop, Minnesota.  We are not a member of RPMG, but retain RPMG to market our ethanol pursuant to the Ethanol Fuel Marketing Agreement.  We do not anticipate any conflicts of interest arising in the future due to RPMG marketing ethanol for other producers and its member plants because RPMG is contractually obligated to use the same best efforts to sell the ethanol produced at all its contracted plants.  As a result, RPMG would be in breach of its contracts with us and other members if it favored one plant over another.  No such event has occurred, to our knowledge, in the past, nor would we reasonably expect that such an event would happen in the future.

The market segments for our ethanol depend in part on the buyers and marketers we work with and their size and geographic reach.  These outlets vary in terms of where they distribute the ethanol and the transportation methods and costs associated with delivering the ethanol to their facilities.  Unless rail is an option, ethanol sold in local and regional markets are typically shipped primarily by truck.  Ethanol sold into national markets is shipped by rail.

To meet the challenge of marketing ethanol to diverse market segments, we have planned for an extensive rail siding at the production facility.  The use of rail allows us to quickly move large quantities of ethanol to the markets that provide the greatest return.

Our ethanol and distillers grains marketers decide where our products will be marketed.  Our products are primarily marketed within the United States.  However, we may experience increased exports of our products in the future.  Further, distillers grains may be exported to countries who require animal feed.  Management anticipates that the Asian market may increase demand for distillers grains in the future.  As distillers grains become more accepted as an animal feed substitute throughout the world, distillers grains exporting may increase.

Distillers Grains

The market for distillers grains generally consists of local markets for both DDGS and DMWG and national markets for DDGS.

Most of the distillers grains that we sell are in the form of DDGS.  On February 28, 2008, we signed an agreement with CHS, Inc. (“CHS”) in which CHS agreed to be the sole marketing representative for our facility’s entire production of DDGS.   If, for any reason, this agreement is terminated by either party, we may incur significant expense in finding a replacement to market our DDGS, which could have a material negative effect on our business.

We sell a portion of our distillers grains as DMWG, which are sold to local markets.  On January 11, 2008, we entered into a Distillers Grain Purchase Agreement with Bilden Farms, LLC (“Bilden”) in which we give Bilden the first right and option to purchase our output of DMWG, and Bilden agrees to utilize its best efforts to purchase and resell the grains.  The agreement is for a two-year term.  We believe this agreement helps to further reduce our shipping cost and minimize drying costs.   If, for any reason, this agreement is terminated by either party, we may incur significant expense in finding a replacement to market our DMWG, which could have a material negative effect on our business.

Procurement Agreements

On February 1, 2007, we entered into a Procurement Agreement with CHS in which CHS agreed to supply and we agreed to buy all of the corn needed for ethanol production at the Plant, estimated to be approximately 20,000,000 bushels per year.  Our contract with CHS provides that we will establish the price we will pay for corn and CHS will seek corn for us to buy at this price.  In the event CHS cannot locate adequate corn at this price, CHS will notify us and we may elect to change our price in order to obtain more corn.  If CHS is unable to obtain enough corn in our immediate trade territory, we have installed rail unloading capability and we have the ability to bring rail cars in from outside our immediate market area.  CHS would continue to act as our buying agent and we would set the price.  In the event that CHS is unable to obtain corn for us at a price we deem acceptable, we would seek to purchase corn directly from farmers, elevators and other corn supply companies in our local area, as well as from regional and national sources.  This agreement is for a term of five years.

Dependence on One or a Few Major Customers

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol. RPMG purchases 100% of the ethanol produced at our Plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that another entity to market the ethanol could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol and adversely affect our business and operations.

We are substantially dependent on CHS for the purchase, marketing and distribution of our DDGS. CHS purchases 100% of the DDGS produced at the Plant, all of which are marketed and distributed to its customers. Therefore, we are highly dependent on CHS for the successful marketing of our DDGS. In the event that our relationship with CHS is interrupted or terminated for any reason, we believe that another entity to market the DDGS could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of DDGS and adversely affect our business and operations.

Seasonal Factors in Business

In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, the Federal Oxygen Program of the Federal Clean Air Act requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Gasoline that is blended with ethanol has a higher oxygen content than gasoline that does not contain ethanol. As a result, we expect fairly light seasonality with respect to our gross profit margins on our ethanol, allowing us to, potentially, be able to sell our ethanol at a slight premium during the mandated oxygenate period. Conversely, we expect our average sales price for fuel grade ethanol during the summer, when fuel grade ethanol is primarily used as an octane enhancer or a fuel supply extender, to be a little lower.

Financial Information about Geographic Areas

All of our operations and all of our long-lived assets are located in the United States. We believe that all of the products we will sell to our customers in the future will be produced in the United States.

Sources and Availability of Raw Materials

Corn

Our corn supply is secured through a procurement arrangement with CHS.   Under the terms of the procurement agreement, CHS agrees to supply and we agree to buy all of the corn needed for ethanol production at the Plant, estimated to be approximately 20,000,000 bushels per year.  We believe that CHS can supply all of the corn needed for our ethanol production requirements.  For the fiscal year ended September 30, 2008, we had not experienced any problems with our supply of corn from CHS, and do not anticipate experiencing any problems with our supply of corn in fiscal 2009.

Utilities

The production of ethanol is a very energy intensive process that requires significant and uninterrupted amounts of electricity, natural gas and water.  We have signed contracts with utility providers to supply us with our energy requirements.  A natural gas pipeline has been installed to the Plant distributing to the necessary equipment.  If there is any interruption in our supply of energy, such as supply, delivery or mechanical problems, we may have to halt production.  Halting production for any extended period of time will harm our business.

Electricity

On May 18, 2007, we entered into a contract with Lake Region Electric Cooperative to provide our needed electrical energy.  Despite this contract, there can be no assurance that they will be able to reliably supply the electricity that we need.  The Department of Energy’s forecast for United States electricity call for industrial prices to grow steadily through 2009 in the Census Bureau’s West North Central region (consisting of the states of Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota).

Source: Energy Information Administration, October 2008

Natural Gas

On May 23, 2006, we entered into an agreement with BP Canada Energy Marketing Corp. to provide us with the necessary supply of natural gas when needed at a mutually agreed upon price via telephone.

As illustrated in the chart below, industrial natural gas prices in the Census Bureau’s West North Central region (consisting of the states of Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, and South Dakota) have remained relatively flat in the last three years and are projected to slightly decrease through 2009.  The price of natural gas, like any commodity, could fluctuate and increase significantly.

Source: Energy Information Administration, October 2008

Denaturant

Wholesale gasoline is mixed into the ethanol and used as a denaturant in the ethanol process.  Each tank of ethanol that we produce is presently allowed to contain a certain blended amount of gasoline.  We are waiting on proposed regulations issued pursuant to the 2008 Farm Bill on the amount of denaturant that will be allowed to be blended into the ethanol that we produce.

Other Inputs

Other inputs to the production process include chemicals, yeast, enzymes and water.  In total these inputs account for approximately 5-6% of total input costs.  Of these, chemicals and enzymes are the largest components.

Transportation and Delivery

The Plant has facilities to receive corn by truck and rail and to load ethanol and distillers grains onto trucks and rail cars.  On October 1, 2006, we entered into a lease for an indefinite term with OTVR at a cost of $4,200 per year with a annual increase of 3% for the use of the land in which the railroad will be constructed and used.  On May 9, 2006, we entered into an agreement with Railworks Track Systems, Inc. to construct the track at a total cost of approximately $1,500,000.  On April 6, 2007, we entered into an industry track agreement with OTVR to maintain and operate the track for a period of one year, with automatic one year renewals thereafter.

We have entered into a pool marketing agreement with RPMG to provide all marketing services for ethanol including both truck and rail transportation.  RPMG is responsible for scheduling all logistics based on information we provide to them on the amount of gallons we will be selling and shipping for a given month.  The cost for transportation of product by rail to a specific destination is posted on the Burlington Northern Santa Fe (BNSF) railroad Web site.  The transportation costs associated with truck is based on a mileage and fuel surcharge basis and is established once a destination is determined.  RPMG will be responsible for providing all rail and trucking services, excluding expenses payable to the rail or trucking companies, as part of the fee we pay RPMG.  Expenses payable to the rail or trucking companies are paid by RPMG, but deducted from our portion of the ethanol sales price.

We also have entered into an agreement with CHS to distribute and market our DDGS.  Under the terms of the agreement, CHS purchases 100% of the DDGS produced at the Plant, all of which are marketed and distributed to its customers.

Ethanol Competition

We are in direct competition with producers of ethanol and other alternative fuel additives.  We compete with other ethanol producers on the basis of price and delivery service.  Our Plant is expected to produce approximately 55,000,000 gallons of ethanol annually.  We believe that this volume gives us certain procurement and production efficiencies over smaller competitors.  We believe that we should be able, if necessary, to sell some or all of our products at lower prices because of efficiencies arising from the Plant and our anticipated production volume, and the close proximity of the Plant to existing corn supplies and ethanol and distillers grains markets.

Many competitors are located in close proximity to our Plant and more may be in the future.  These competitors compete with us for, among other things, corn and personnel.  Because of their close proximity, these competitors may also be more likely to sell to the same markets that we target for our ethanol and distillers grains.

According to the Renewable Fuels Association, as of December 9, 2008, 172 ethanol refineries had a production capacity of a record 10.4 billion gallons, with existing plants currently increasing capacity to produce an additional 660 million gallons.  In addition, 21 refineries were under construction to produce an additional 1.6 billion gallons.  A majority of the ethanol plants are located in the Midwest, in the corn-producing states of Illinois, Iowa, Minnesota, Nebraska and South Dakota.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and Poet, LLC.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to Scott Richman, Senior Vice President of Informa Economics, 22.8 million tons of DDGS were available for global use in 2007/2008 marketing year, nearly a 50 percent increase from the 2006/2007 marketing year.  The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase, which will increase competition in the distillers grains market in our area. In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.

International

We may also compete in the future with ethanol that is produced or processed in certain countries in Central America and the Caribbean region, Brazil and other countries.  Ethanol produced in the Caribbean basin and Central America may be imported into the United States at low tariff rates or free of tariffs under the Caribbean Basin Initiative and the Dominican Republic — Central America — United States Free Trade Agreement.  According to the Renewable Fuels Association, Brazil is the world’s second largest producer of ethanol.  Although tariffs presently impede large imports of Brazilian ethanol into the United States, low production costs, other market factors or tariff reductions could make ethanol imports from various countries a major competitive factor in the United States.

Alternative Fuel Additives

The development of ethers intended for use as oxygenates is continuing.  Methyl tertiary butyl ether, or “MTBE,” is a petrochemical produced by combining isobutylene (a product of the refining industry) with methanol.  We expect to compete with producers of MTBE, which costs less to produce than ethanol.  MTBE is an oxygenate commonly used in fuels for compliance with the federal Clean Air Act.  Many major oil companies produce MTBE.  These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE.  However, MTBE has been linked to groundwater contamination at various locations in the United States.  Many states have enacted legislation prohibiting the sale of gasoline containing certain levels of MTBE or are phasing out the use of MTBE.

While MTBE has not been classified as a carcinogen, it has been shown to cause cancer in animals and its continued use has raised serious environmental concerns.  As a result, approximately 25 states, including Minnesota, New York, California and Illinois, have passed laws prohibiting or phasing out the sale of gasoline containing any or more than a specified level of MTBE.

Ethyl tertiary butyl ether, or “ETBE,” is produced by combining isobutylene with ethanol.  ETBE’s advantages over ethanol as a fuel blend include its low affinity for water and low vapor pressure.  Because petroleum pipelines and storage tanks contain water in various amounts, ETBE’s low affinity for water allows it to be distributed through existing pipeline systems.  This is not possible for ethanol, which must be shipped via transport trucks or rail cars.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.

Government Incentives

National Renewable Fuels Standard

The Energy Policy Act of 2005 also introduced a national renewable fuels standard program which sets a national minimum usage requirement that phases in over seven years, beginning with approximately 4.0 billion gallons in 2006 and increases to 7.5 billion gallons by 2012.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007 (the “Act”), which raises the minimum usage requirement to 13.2 billion gallons of ethanol by 2012 and 15 billion gallons by 2015.  The Act also mandates a minimum requirement of 36 billion gallons of renewable fuels by 2022, with cellulosic ethanol accounting for 16 billion gallons of this total.  The renewable fuels standard program should ensure the continued growth of the ethanol market in the near future.  While we cannot assure that this program’s mandates will continue in force in the future, the following chart illustrates the potential United States ethanol demand based on the program’s schedule through the year 2022.

Source: BioFuels Journal, December 28, 2007

Oxygenated Fuel Requirements

Most ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  Recently, the demand for ethanol has increased in part because of two major programs established by the Clean Air Act Amendments of 1990.  The first program, the Oxygenated Gasoline Program, is a recurring wintertime program designed to reduce carbon monoxide levels during the winter months.

The second program created by the Clean Air Act Amendments was the Reformulated Gasoline Program.  This program, which began on January 1, 1995, was intended to reduce ground level ozone or smog.  The program initially required the year-round use of oxygenated fuel in nine metropolitan areas with severe ozone pollution.  Other less severely troubled areas have been phased into the program over time.  According to the EPA, as of May 2007, various regions of 14 states and the District of Columbia were required to comply with the program, and all or a portion of 13 states had also voluntarily opted into the program.  However, states such as Arizona, Pennsylvania and New York sought waivers from the program.  Under the Energy Policy Act of 2005, the oxygenate standards for reformulated gasoline under the Clean Air Act have been eliminated nationwide.

Incentive Programs

The federal government and various state governments have created incentive programs to encourage ethanol production and to enable ethanol-blended fuel to better compete in domestic fuel markets with gasoline blended with MTBE.  The federal incentive programs include excise tax credits to gasoline distributors, direct payments to eligible producers for increased ethanol production and federal income tax credits which eligible producers may earn.  State incentive programs include production payments and income tax credits.  However, these programs are not without controversy, due in part to their cost, and we cannot assure that they will continue to be available in the future.

Federal Excise Tax Exemption

Although the regulatory program is complicated and there are other federal tax incentives for ethanol production, the most important incentive for the ethanol industry and its customers is the partial exemption from the federal motor fuels excise tax, or the “excise tax exemption.”  The excise tax exemption is provided to gasoline distributors as an incentive to blend their gasoline with ethanol.  For each gallon of gasoline blended with 10 percent of ethanol, the distributors receive a 4.5¢ per gallon reduction from the 18.3¢ per gallon federal excise tax, which equates to a 45¢ reduction for each gallon of ethanol that they use after annual production or importation of ethanol reaches 7.5 billion gallons.  This exemption was recently lowered in the 2008 Farm Bill from a previous excise tax exemption of 51¢ for each gallon and will expire in December 2010 if not renewed.

Federal Small Producer Credit

The federal Small Ethanol Producer Credit provides an eligible ethanol producer with a 10¢ per gallon tax credit for the first 15,000,000 gallons of ethanol produced annually.  Under the program, ethanol producers that qualify or their owners (for pass-through tax entities) can reduce their federal income tax liability by the amount of the annual credit, subject to limitations.  However, benefit of the credit is reduced somewhat because the amount of the credit must be added to regular taxable income (but not to alternative minimum taxable income).  Until recently, an eligible small ethanol producer was defined as a producer whose annual production capacity was 30,000,000 gallons or less, which effectively precluded most newer plants from qualifying.  The Energy Tax Incentives Act of 2005 increased the annual production capacity limitation from 30,000,000 to 60,000,000 gallons.  Because our anticipated annual capacity is 55,000,000 gallons, we expect to qualify as a small ethanol producer, at least in our initial year or years of operations.  The credit is scheduled to expire on December 31, 2010 and, if it is not extended, taxpayers will have a three-year carry forward in which to utilize unused credits.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol or distillers grains.

Costs and Effects of Compliance with Environmental Laws

In the fiscal year ended September 30, 2008, we incurred costs and expenses of approximately $100,000 complying with environmental laws, including the cost of obtaining permits, easements and installing emissions related equipment.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In addition, permitting and environmental and other regulatory requirements may change in the future.  Changes in permitting and regulatory requirements could make compliance more difficult and costly.  If we are unable to comply with the requirements of such permits or any other environmental regulations, our business may be adversely affected and we may not be able to operate our Plant.

Nuisance

The Plant could be subject to environmental nuisance or related claims by employees, property owners or residents near the Plant arising from air or water discharges.  These individuals and entities may object to the air emissions from our Plant.  Ethanol production has been known to produce an unpleasant odor to which surrounding residents and property owners could object.  Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

Future Products

We anticipate that advances in enzyme processes will increase the ethanol yield realized from grain feedstock.  These processes are not refined for commercial application at this time, but we anticipate adopting, if possible, technological advances as they become available if such advances are commercially viable for the Company’s business plan.  Past successes in extractable starch and genetically modified corn, has shown marked improvements for wet mill plants such as Minnesota Corn Processors and Archer Daniels Midland.  We intend to keep abreast of the advances in increased fermentable starch corn as well as involve their members in the production of genetically modified corn as advances are made.

The production of ethanol from biomass feedstock may also become more economically feasible in future years. We will look for options to benefit from those advances as well.  In the interim, the processes we plan to implement are considered to be the most viable for the foreseeable future.

ITEM 1A. RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Relating to Default Under our Master Loan Agreement

We have received a waiver from our lead and other lenders  pertaining to our violation of certain loan covenants under our Master Loan Agreement as of September 30, 2008 but may experience additional events of default in the future, which would entitle each of our lenders to exercise default remedies.

We are obligated to comply with various covenants under our debt financing agreements.    Our master loan agreement with Agstar (the “Master Loan Agreement”), which governs our construction note (“Construction Note”), term revolving note (“Term Revolving Note”) and our revolving line of credit note (“Revolving Line of Credit Note”) and mortgage (“Mortgage”) with Agstar (collectively, with all documents and agreements relating thereto, the “Agstar Loans”), states that an event of default will exist if we fail to satisfy certain financial covenants or fail to timely make any payment of principal, interest, fees, expenses, charges or other amounts under any of the Agstar Loans.  Likewise, our construction and term loan agreement with NMF (the “NMF Construction and Term Loan Agreement”) states that an event of default exists if we default on any payment of principal or interest, fees, expenses, or other amounts due under the senior loan note, subordinated loan note, and mortgage, and our capital lease with Otter Tail County, pursuant to which we financed equipment for our processing facility and the county issued revenue and general obligation bonds, provides that an event of default exists if we fail to make any payment when due or violate certain other standard covenants. The NMF Construction and Term Loan Agreement and our capital lease with Otter Tail County also contain cross-acceleration and cross-default provisions that are triggered if an event of default occurs and is continuing under any of the Agstar Loans. Thus, a default or acceleration under the Master Loan Agreement could result in the default and acceleration of the NMF Construction and Term Loan Agreement and our capital lease with Otter Tail County  (regardless of whether we were in compliance with the terms of such debt agreements). Each of such lenders is entitled to remedies upon default including but not limited to acceleration of all outstanding unpaid principal amounts. Accordingly, a default under the Master Loan Agreement and the Agstar Loans could result in all of our outstanding debt becoming immediately due and payable.

As of September 30, 2008, we were in violation of two loan covenants under the Master Loan Agreement due to our failure to meet tangible net worth requirements and to furnish audited financial statements to Agstar within ninety days of our fiscal year end. We received a waiver from Agstar effective until October 1, 2009 on these loan covenants, and also received waivers dated December 9, 2008 and January 9, 2009 from NMF and December 2, 2008 from Otter Tail County for cross default provisions under our agreements with such lenders. Although we have received a waiver for our previous violations, we may violate the same or other loan covenants in the future and may not receive additional waivers. Agstar would then be entitled to exercise any or all of its default remedies under the Master Loan Agreement, including but not limited to the following: accelerating the due date of the unpaid principal balance of the Construction Note, Term Revolving Note, Revolving Line of Credit Note, Mortgage and all other promissory notes executed and delivered to Agstar by us; appointing a receiver by Agstar to take possession of some or all of our assets (to the extent necessary to satisfy our debt); requiring us to pledge to Agstar as security an amount in immediately available funds equal to the then outstanding Letter of Credit Liabilities; and withholding advances on our Revolving Line of Credit.  These remedies are cumulative, meaning that Agstar can exercise any one or all of them.  In addition, as explained above, because our NMF Construction and Term Loan Agreement and our capital lease with Otter Tail County are subject to cross-default provisions, our default under the Master Loan Agreement enables such lenders to exercise default remedies under their respective agreements, including but not limited to acceleration of all outstanding principal amounts. If Agstar and/or our other lenders exercise their right to accelerate outstanding principal balances, we would have insufficient cash to pay amounts due and Agstar and our other lenders would have the right to seize all of the collateral to which they are entitled, which includes all of our tangible and intangible property, real and personal (to the extent necessary to satisfy our debt). A loss of these assets would make it impossible to continue operations and we would be forced to shut down operation of the Plant.

Risks Related to Our Financing

Our failure to comply with a single debt financing covenant or agreement could have a material adverse impact on our business as a whole.

We currently have over $77,000,000 in senior and subordinated debt financing, net of current maturities.  We have senior debt financing through Agstar Financial Services, PCA (“Agstar”) in the amount of $41,000,000, which included $35,000,000 for construction costs, and a revolving line of credit of up to $6,000,000.  We also have financing through the MMCDC New Market Fund II, LLC (“NMF”) of $19,175,000, including a senior loan note of $14,480,500 and subordinated loan note of $4,694,500.  Finally, we have a capital lease with Otter Tail County for solid waste equipment in the approximate amofaunt of $26,010,000.

Our debt financing arrangements contain various covenants and agreements and contain cross-acceleration and cross-default provisions.  Under these provisions, a default or acceleration of one debt agreement will result in the default and acceleration of our other debt agreements (regardless of whether we were in compliance with the terms of such other debt agreements).  Accordingly, a default on one debt agreement could result in all of our outstanding debt becoming immediately due and payable.  Our master loan agreement with Agstar (the “Master Loan Agreement”) contains a provision that states that if we default on any payment of principal, interest, fees, expenses, charges or other amounts under the construction loan note, term loan note, revolving line of credit note, and mortgage, this will constitute an event of default and Agstar may accelerate the due date of the unpaid balance of the principal on all of the Agstar promissory notes.  Likewise, our construction and term loan agreement with NMF contains a provision that states if we default on any payment of principal or interest, fees, expenses, or other amounts due under the senior loan note, subordinated loan note, and mortgage, this will constitute an event of default and NMF may accelerate the due date of the unpaid balance of the principal on all of the NMF notes.  The NMF construction and term loan agreement also contains a provision that states that if an event of default occurs and is continuing under any of the Agstar loan documents, it shall be deemed an event of default under the NMF agreement.  The capital lease with Otter Tail County (the “County”)contains a provision that states that if an event of default occurs and is continuing under any of the Agstar loan documents, it shall be deemed an event of default under the capital lease.  The application of cross-acceleration or cross-default provisions means that our compliance with applicable debt covenants and agreements will be interdependent and one default may materially harm our business as a whole.  We were in violation of financial covenants as of September 30, 2008, because we failed to meet tangible net worth requirements and deliver audited financial statements within ninety days of our fiscal year end.  We have received a waiver for these covenants through October 1, 2009.  Any further violation after this waiver period could significantly and materially harm our business.

Our high level of debt limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

Our total consolidated long-term debt, net of current maturities, as of September 30, 2008, which includes senior and subordinated debt financing with Agstar, NMF and the County, was approximately $77,000,000 and represented approximately 61% of our total capitalization as of that date. Our level of indebtedness could have important adverse consequences on our future operations, including: making it more difficult for us to meet our payment and other obligations under the outstanding Agstar and NMF debt; reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged. Moreover, if we fail to make any required payments under our debt, or otherwise breach the terms of our debt, a substantial portion of our debt could be subject to acceleration. In such a situation, it is unlikely we would be able to repay the accelerated debt, which would have a material adverse impact on our business and ability to continue to operate as a going concern. As mentioned above, as of September 30, 2008, we were in violation of financial covenants related to tangible net worth and delivery of audited financial statements, but the financing agencies have waived compliance with these covenants until October 1, 2009.  Any further violation after this waiver period could significantly and materially harm our business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for a going concern uncertainty on our financial statements as of September 30, 2008.  As explained in the report, we have incurred an accumulated deficit of $8.7 million as of September 30, 2008.  Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements though September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Risks Relating to Our Business

We rely on the services of key personnel, the loss of which could adversely affect the future success of the Company.

We are highly dependent on the services of Anthony Hicks, who serves as our Chief Executive Officer and Chief Financial Officer. If we were to lose the services of Mr. Hicks, whether through termination, attrition, incapacitation or otherwise, there are currently no successors who could implement our business plan. Therefore, such loss could have a material adverse impact on us and our future profitability.

Because we have a limited operating history and experience operating an ethanol plant, we may have difficulties successfully operating the Plant.

We have a limited operating history and resources.  We had an operating loss of approximately $8,700,000 for the year ended September 30, 2008.  We continued incurring significant losses until we commenced operation of our Plant, and continued to incur losses as we began routine sales of our ethanol.  We are dependent on our officers and governors to manage our business and development.  Our officers and governors have no previous experience managing and operating a public ethanol business.  Our lack of an operating history and inexperience may make it difficult for us to successfully operate the Plant.  If we do not successfully operate the Plant, the value of our Class A Membership Units (the “Units”) will decline.  We cannot assure that we will be able to successfully operate the Plant.  We can give no assurance that the revenue we generate will be sufficient for us to continue operations.  We had a period of profitability following the commencement of ethanol production in May, June, and July 2008; however since that time we have not been profitable and we may never achieve profitability.

Our lack of business diversification could result in the devaluation of our Units if our revenues from our primary products decrease.

Our business solely consists of the production and sale of ethanol and distillers grains.  We do not have any other lines of business or other sources of revenue if we are unable to successfully operate the Plant.  Our lack of business diversification could cause us to lose all or some of our members’ investments if we are unable to generate revenues through the production and sale of ethanol and distillers grains since we do not expect to have any other lines of business or alternative revenue sources.

We have little to no experience in the ethanol industry, which may affect our ability to operate the Plant.

We are presently, and are likely for some time to continue to be, dependent upon our founding members, some of whom also serve as our governors and executive officers.  Our Chief Executive Officer and Chief Financial Officer, Anthony Hicks, is experienced in business generally but has no experience in operating an ethanol plant and governing and operating a public company.  Many of our governors have no expertise in the ethanol industry.  In addition, certain governors on our Board are presently engaged in business and other activities which impose substantial demand on the time and attention of such governors.

Our executive officer and governors lack significant experience in financial accounting and preparation of reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Neither our executive officer nor any of our governors has ever served as such with a company that is required to file reports under the Exchange Act.  As a result, we may not be able or qualified to efficiently and correctly deal with our financial accounting issues and preparation of the Exchange Act reports.  If we are unable to correctly deal with our financial accounting issues and prepare our Exchange Act reports, we may be exposed to significant liabilities and have difficulty raising additional capital.  Although we plan to implement a search for a full-time controller or CFO with appropriate U.S. GAAP and SEC experience as part of our remediation plan described under Item 9A(T) of this Report, it is not clear how long this search will take or whether it will be successful.  If we are unsuccessful in attracting qualified candidates we may continue to have difficulty in dealing with our financial accounting issues and preparation of Exchange Act reports.

Risks Related to the Ethanol Industry

The spread between ethanol and corn prices can vary significantly and we expect to incur losses in the near future because of narrow spreads.

We have certain risks and uncertainties that we experience during volatile market conditions such as what we experienced during the fourth quarter for the year ended September 30, 2008. These volatilities can have a severe impact on operations.  Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. and our operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn.  The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn.  The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

We incurred a net loss of approximately $8,650,000 for the fiscal year ended September 30, 2008.  Net losses were high in large part because of rising corn costs that were not offset by rises in ethanol prices. Corn prices increased due to increases in demand for grain from global markets, increased speculation in the commodity markets including oil and corn, low corn carryout from 2007, and inclement spring weather. Corn costs also were high due to a change in value of our forward purchase contracts, which were adversely affected by the change in market price.  Ethanol prices rose mainly in conjunction with the increase in the price of corn and oil.

We anticipate that our results of operations for the first quarter of 2009 will continue to be affected by high corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets. While the market price of corn has since dropped to $4.03 per bushel on October 31, 2008 as quoted on the Chicago Board of Trade (“CBOT”) for December 2008 futures from a peak of $7.88 per bushel in late June 2008 as quoted on the CBOT, it still remains relatively volatile. The volatility is due to various factors, including uncertainty with respect to the fall harvest and corn carryout in 2008, increased demand for grain from global and national markets, speculation in the commodity markets, and demand for corn from the ethanol industry. Concurrently, the price of ethanol ($1.75 per gallon as of October 31, 2008 on the CBOT for December 2008 futures) is expected to lag due to excess supply in the market and sluggish demand growth. As of December 9, 2008, according to the Renewable Fuels Association, 172 ethanol refineries had a production capacity of a record 10.4 billion gallons, with existing plants currently increasing capacity to produce an additional 660 million gallons.  In addition, 21 refineries were under construction to produce an additional 1.6 billion gallons. Consequently, we expect margins to be tight or exist not at all in the first quarter of fiscal 2009.  Continued tight margins may seriously decrease our liquidity and could cause us to default on one or more of our loan agreements.

Hedging transactions could significantly increase our operating costs if we incorrectly estimate our corn requirements and are not able to utilize all of the corn subject to our futures contracts.

We attempt to minimize the effects of fluctuations in the price of corn on our operations by taking hedging positions in the corn futures markets.  Hedging is a means of protecting the price at which we will buy corn in the future.  In one type of hedging transaction, we purchase futures contracts that lock in the amount and price of corn that we will purchase at a future date.  Whether our hedging activities are successful depends upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grain to utilize all of the corn subject to the futures contracts.  Although we attempt to link hedging activities to sales plans and pricing activities, hedging activities can result in significant costs, especially if we cannot use all of the corn subject to our futures contracts.  If we are unsuccessful with our hedging efforts, our business may suffer.

Our operating costs could be higher than we expect, and this could reduce our profitability or cause us to lose money.

In addition to general market fluctuations and economic conditions, we could experience significant operating cost increases from numerous factors, many of which are beyond our control.  These increases could arise from, among other things:

•       higher natural gas and electricity prices;

•       higher labor costs, particularly if there is any labor shortage;

•       higher corn costs;

•       higher transportation costs because of greater demands on truck and rail transportation services; and

•       higher costs of regulatory compliance, including regulations related to the environment and worker safety.

As more ethanol plants are built, ethanol production will increase and, if demand does not sufficiently increase, the price of ethanol and distillers grain may decrease.

We expect that the number of ethanol producers and the amount of ethanol produced will likely continue to increase.  We cannot assure that the demand for ethanol will continue to increase.  The demand for ethanol is dependent upon numerous factors such as governmental regulations, governmental incentives, whether the phase out or restrictions on the use of MTBE continues and the development of other technologies or products that may compete with ethanol.  If the demand for ethanol does not sufficiently increase, increased ethanol production may lead to lower ethanol prices.  In addition, because ethanol production produces distillers grain as a co-product, increased ethanol production will also lead to increased supplies of distillers grain.  Demand for distillers grain is independent of the demand for ethanol and depends upon various factors, such as the strength of the local and national beef and dairy cattle industry, and the availability of other feed products at more economical prices.  An increase in the supply of distillers grain, without offsetting increases in demand, could lead to lower prices.  Decreases in the price of ethanol and distillers grain will result in our generating lower revenue and lower profit margin, thereby reducing or eliminating our profits.

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol.

The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer.  In many parts of the country, the blending infrastructure cannot accommodate ethanol which leads to certain areas that do not blend any ethanol.  Substantial investments are required to expand this blending infrastructure that may not be made by the fuel blending industry.  Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the price of ethanol despite the fact that there may be significant demand at the consumer level to purchase ethanol.  Should the fuel blending industry not make the required investments to expand the blending infrastructure, it may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines, takes more energy to produce than it contributes, and/or causes rising food prices may affect the demand for ethanol or government supports for ethanol, which could adversely affect our business.

According to an April 30, 2008 article in the Washington Post titled “Siphoning Off Corn to Fuel Our Cars,” there are questions regarding ethanol’s benefit in reducing greenhouse gases, and ethanol’s role in rising food prices, which rose throughout the summer of 2008.  In addition, according to a May 8, 2008 article in the Los Angeles Times titled “Lawmakers Turn Up the Heat on Ethanol in Response to Rising Food Prices,” rising food prices have prompted some lawmakers to propose rolling back the ethanol RFS or granting states waivers from RFS mandates.  A lack of government support for corn-based ethanol or decrease in ethanol demand due to consumer concerns over food prices will likely decrease our ethanol revenues.

Competition from ethanol imported from Central American and Caribbean basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share.

A portion of the ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, Inc., have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably.

We face intense competition from competing ethanol producers, and we may not have sufficient resources to compete effectively.

Competition in the ethanol industry is intense.  We face formidable competition in every aspect of our business, and particularly from other companies that are seeking to develop large-scale ethanol plants.  We face competitive challenges from larger facilities and organizations that produce a wider range and larger quantity of products than we can, and from other plants similar to our Plant.  Our Plant is in direct competition with other ethanol producers, many of which have more experience and greater resources than we do.  Some of these producers are, among other things, capable of producing a significantly greater amount of ethanol and compete with us for corn and product markets.  Nationally, the ethanol industry may become more competitive given the substantial amount of construction and expansion that is occurring in the industry.  If we are unable to compete effectively in this competitive environment, the value of our business may suffer.

Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher quality ethanol, and if we are unable to adopt or incorporate technological advances into our operations, our Plant could become uncompetitive or obsolete.

We expect that technological advances in the processes and procedures for producing ethanol will continue to occur.  It is possible that those advances could make the processes and procedures that we utilize at our Plant less efficient or obsolete, or cause the ethanol we produce to be of a lesser quality.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our Plant to become uncompetitive.

Ethanol production methods are also constantly advancing.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue, and municipal solid waste.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn.  Another trend in ethanol production research is to produce ethanol through a chemical process rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock.  Although current technology does not allow these production methods to be competitive, new technologies may develop that would allow these methods to become viable means of producing ethanol in the future.  If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than our competitors, which could make our Plant obsolete and cause member investment to decrease in value or become worthless.

In addition, alternative fuels, additives and oxygenates are continually under development.  Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol.  It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol.  If technological advances decrease consumer demand for ethanol, our revenues may decrease and the value of our business may suffer.

If we lose the services of third-party marketers, we will not be able to sell the ethanol or distillers grain that we produce.

We have entered into contracts with third-party providers to market our supply of ethanol and distillers grains.  Our dependence on these distributors means that our financial performance depends upon the financial health of the distributors we contract with.  We cannot assure that we will be able to find a suitable replacement if a distributor fails to perform.  Further, these third-party distributors will likely have relationships and agreements with other ethanol producers.  It is possible that a distributor’s ability or willingness to market and sell our products could be impaired by agreements that the distributor may have with other entities not related to us.  Consequently, we may not obtain the best possible prices for our products, which may decrease our revenues and the value of our business.

Any interruption in our natural gas or electricity supply may force us to halt operations, and significant increases in the price of natural gas or electricity may increase our costs of operation, thereby harming our profitability.

We require a significant amount of natural gas and electricity to operate our Plant.  The price of natural gas and electricity, like other commodities, fluctuate significantly.  Any significant increase in the price of gas or electricity will result in increased operating costs and lower profit margins because the price of ethanol tends to track with the price of gasoline and not the cost of production.  We may not be able to pass the higher costs on to our customers.  Further, natural gas is the only thermal heating source for our Plant and electricity is our only source of power, and if there are any interruptions in supply, we would have to halt operations.  An interruption in supply or problems with delivery could have a material adverse effect on our business.

The price of distillers grain is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers grain, which will decrease the amount of revenue we may generate.

Distillers grain competes with other protein-based animal feed products.  The price of distillers grain may decrease when the price of competing feed products decrease.  The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived.  Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grain.  Because the price of distillers grain is not tied to production costs, decreases in the price of distillers grain will result in our generating less revenue and lower profit margins.

Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified officers, engineers, and operators to efficiently operate the Plant.

We have 31 employees, which is all of the personnel that we believe are necessary to operate the Plant.  Our success depends in part on our ability to retain competent personnel in a rural community.  We cannot assure that we will be able to maintain qualified personnel, or hire competent personnel in the event of turnover.  If we are unable to maintain productive and competent personnel, the amount of ethanol we produce may decrease and we may not be able to efficiently operate the Plant.

Risks Related to the Government and Regulatory Environment

The use and demand for ethanol is dependent on various environmental regulations and governmental programs that could change and cause the demand for ethanol to decline.

There are various federal and state laws, regulations and programs that have led to increased use of ethanol in fuel.  These laws, regulations and programs are constantly changing.  Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol.  Certain states oppose the use of ethanol because they must ship ethanol in from other corn producing states, which could significantly increase gasoline prices in the state.  Material changes in environmental regulations regarding the use of MTBE or the required oxygen content of automobile emissions or the enforcement of such regulations could decrease the need to use ethanol.  If the oxygenated fuel requirements were eliminated or if any state were to receive a waiver, the use and demand for ethanol may decline significantly.  Future changes in the law may further postpone or waive requirements to use ethanol.  Such changes in laws, regulations and programs may adversely affect our business and its profitability.

Other laws, regulations and programs provide economic incentives to ethanol producers and users.  For example, Congress recently adopted a Renewable Fuels Standard directing the Environmental Protection Agency to adopt rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of ethanol and biodiesel into commerce in accordance with an annual renewable fuels schedule.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, which raises the minimum usage requirement to 13.2 billion gallons of ethanol by 2012 and 15 billion gallons by 2015.  The Act also mandates a minimum requirement of 36 billion gallons of renewable fuels by 2022, with cellulosic ethanol accounting for 16 billion gallons of this total.  The passage of pending federal or state energy legislation or any other revocation or amendment of any one or more of these laws, regulations or programs could have a significant adverse effect on the ethanol industry and our business.  We cannot assure that any of these laws, regulations or programs will continue in the future or that these laws, regulations or programs will benefit us or benefit us more than our ethanol producing competitors.  Some of these laws, regulations and programs will expire under their terms unless extended, such as the federal partial excise tax exemption for gasoline blenders who use ethanol in their gasoline, which is scheduled to expire in December 2010.  Government support of the ethanol industry could change and Congress and state legislatures could remove economic incentives that enable ethanol to compete with other fuel additives.  The elimination or reduction of government subsidies and tax incentives could cause the cost of ethanol-blended fuel to increase.

The increased price could cause consumers to avoid ethanol-blended fuel and cause the demand for ethanol to decline, which could adversely affect our business.

Our business is subject to extensive and potentially costly environmental regulations that could change and significantly increase our operating costs.

The Plant is subject to environmental regulation by the Minnesota Department of Natural Resources and by the United States Environmental Protection Agency (“EPA”).  The state of Minnesota or the EPA may seek to implement additional regulations or implement stricter interpretations of existing regulations.  Changes in environmental regulations or stricter interpretation of existing regulations may require additional capital expenditures or increase our operating costs.  In addition, because our Plant is a 55,000,000 gallon per year Plant, it may be more difficult and costly for us to comply with applicable environmental regulations than smaller ethanol plants.  Any increases in operating costs will result in lower profit margins because we may be unable to pass any of these costs on to our customers.

In addition, the Plant could be subject to environmental nuisance or related claims by employees, property owners or residents near the Plant arising from air or water discharges.  These individuals and entities may object to the air emissions from our Plant.  Ethanol production has been known to produce an unpleasant odor to which surrounding residents and property owners could object.  Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs, which could adversely affect our profitability.

In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our Plant under the Clean Air Act.  Initially, we will not likely market and sell any of the carbon dioxide we produce.  Instead, we will emit it into the atmosphere.  Any fines or settlements based on our carbon emissions could reduce our profitability.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Minnesota were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the Plant profitably which could decrease or eliminate the value of our Units.

Our business is subject to extensive occupational safety and health regulations that could increase our operating costs.

We are subject to various occupational safety and health regulations, and we have incurred expense in training employees in occupational safety compliance.  On January 10 and 11, 2008, all Plant operational personnel were trained for 10 hours in an OSHA safety course.  In addition, on February 19, 2008 all operational employees attended a training course on hazardous materials.  We have compiled a current Plant Safety Manual with the assistance of our consultants, Natural Resource Group, which is available to all Plant personnel.  We will continue to be subject to such safety and health regulations and will continue to incur expense with respect to training and compliance.  We do not expect that compliance with these rules and regulations will have a material impact on our business or as to our competitive stance in the industry, as these rules apply to other ethanol plants as well.  However, any increase in OSHA compliance costs could negatively affect our profitability.

Risks Related to the Units

Our lenders and other creditors would have priority over Unit holders in the event of a liquidation of our assets, and if there are insufficient assets to repay our outstanding liabilities our Unit holders could receive only a portion or none of their initial investment.

As further explained under “Risks Relating to Default Under our Master Loan Agreement,” and “Risks Related to Our Financing,” our debt financing agreements contain covenants relating to financial ratios, delivery of financial statements and timely repayment of debt. As of September 30, 2008, we were in violation of two loan covenants under the Master Loan Agreement due to our failure to meet tangible net worth requirements and to furnish audited financial statements to Agstar within ninety days of our fiscal year end. We received a waiver from Agstar effective until October 1, 2009 on these loan covenants, and also received waivers dated December 9, 2008 and January 9, 2009 from NMF and December 2, 2008 from Otter Tail County for cross default provisions under our agreements with such lenders. Although we have received a waiver for our previous violations, we may violate the same or other loan covenants in the future and may not receive additional waivers. An event of default would entitle Agstar and, pursuant to cross-default provisions, our other lenders, to exercise any and all of their default remedies against us, including but not limited to acceleration of the due date of the outstanding principal balance under each of our loans. Moreover, an event of default may limit our ability to access capital under our Revolving Line of Credit and make it less likely that we could obtain alternative debt or equity financing. If an event of default occurs and is not waived in the future and any of our lenders choose to exercise their default remedies, we would have insufficient liquidity to continue operations, and may be forced to proceed with an orderly liquidation of our assets. Under the terms of our debt financing agreements, our senior lender will be repaid first out of the proceeds of any liquidation. Subordinate lien holders, followed by any unsecured creditors, would then be paid with remaining assets in satisfaction of our other debts and liabilities. Unit holders would be paid with proceeds from remaining available assets, if any. There is no guarantee that any funds would be available for our Unit holders after repayment of our debt. In such liquidation scenario, our Unit holders may receive little to no return on their investment in the Company and the value of their Units may be nothing.

The Units have no public market and none is expected to develop, which means it may be difficult for members to sell their Units.

There is no public trading market for the Units and we do not expect one to develop in the foreseeable future.  To maintain our partnership tax status, we do not intend to list the Units on any stock exchange.  Applicable securities laws impose significant restrictions on the transfer of Units.  Consequently, members may have to hold their Units for an indefinite period of time because it may be difficult for them to sell their Units.

There are restrictions on transferring the Units, which may make the Units unattractive to prospective purchasers and may prevent members from selling them when they desire.

Investing in our Units should be considered a long-term investment.  The ability to transfer Units is restricted by our Member Control Agreement.  Members may not transfer their Units unless the transfer is a “permitted transfer.” Permitted transfers are transfers approved by the Board and that satisfy certain conditions and restrictions set forth in Section 10 of our Member Control Agreement.  We have also adopted a Unit transfer policy.  All transfers must be approved by the Board.

In addition, members may not transfer their Units if the transfer would cause us to lose our partnership tax status and subject us to the publicly traded partnership rules.  The Board will generally approve a transfer so long as the transfer falls within the “safe harbors” contained in the publicly traded partnership rules under the Internal Revenue Code, and the related rules and regulations, as amended (the “Tax Code”).  In addition, the transferee of our Units may not become a member unless approved by the Board.  These restrictions may make our Units unattractive to prospective transferees, and may prevent members from selling Units when they desire.

Members will be bound by actions taken by members holding a majority of our Units, and because of the restrictions on transfer and lack of dissenters’ rights, they could be forced to hold a substantially changed investment.

We cannot engage in certain transactions, such as a merger, consolidation or sale of all or substantially all of our assets, without the approval of our members.  However, if holders of a majority of our Units approve a transaction, members will also be bound to that transaction regardless of whether they agree with the transaction.  Under our Member Control Agreement, members will not have any dissenters’ rights to seek appraisal or payment of the fair value of their Units.  Consequently, because there is no public market for the Units, they may be forced to keep a substantially changed investment.

Risks Related to Tax Issues in a Limited Liability Company

If we are not taxed as a partnership, we will pay taxes on all of our net income and members will be taxed on any earnings we distribute, and this will reduce the amount of cash available for distributions to holders of our Units.

We expect that we will be taxed as a partnership for federal income tax purposes.  This means that we will not pay any federal or state income tax, and our members will pay tax on their allocated share of our income.  We cannot assure members, however, that we will be able to maintain our partnership tax treatment.  The Internal Revenue Service (“IRS”) may from time to time review our tax status, and we cannot assure members that there will not be changes in the law or our operations that could cause us to lose our partnership tax status.  If we lose our partnership tax status, we may be taxed as a corporation.  If we were treated as a corporation, we would be taxed on our net income, currently at rates of up to 35 percent, for federal income tax purposes.  Further, members would be required to treat distributions that we make as ordinary dividend income to the extent of our earnings and profits.  These distributions would not be deductible by us, thus resulting in double taxation of our earnings and profits.  This would reduce the amount of cash we may have available for distributions.

Members’ tax liability from the allocated share of our taxable income may exceed any cash distributions members receive, and, as a result, members may have to pay income tax on their allocated share of our taxable income with their personal funds.

Because we expect to be treated as a partnership for federal income tax purposes, all of our profits and losses will “pass-through” to our members.  Members must pay tax on their allocated share of our taxable income every year.  Members may receive allocations of taxable income that exceed any cash distributions we make to them.  This may occur because of various factors, including but not limited to, accounting methodology, the specific tax rates members face, and payment obligations and other debt covenants that restrict our ability to pay cash distributions.  If this occurs, members may have to pay income tax on their allocated share of our taxable income with their own personal funds.

Because we are treated as a partnership for federal income tax purposes, any audit of our tax returns resulting in adjustments could cause the IRS to audit members’ tax returns, which could result in additional tax liability to members.

The IRS may audit our tax returns and may disagree with the tax positions that we take on our returns.  The rules regarding partnership allocations are complex.  The IRS could successfully challenge the allocations set forth in our Member Control Agreement and reallocate items of income, gains, losses, deductions or credits in a manner that adversely affects our members.  If challenged by the IRS, the courts may not sustain the position we take on our tax returns.  An audit of our tax returns could lead to separate audits of members’ personal tax returns, especially if adjustments are required.  This could result in adjustments on members’ personal tax returns and in additional tax liabilities, penalties and interest.

Risks Related to Our Limited Liability Company Structure and Relationships with Affiliates

Our Member Control Agreement contains restrictions on a member’s right to participate in the management of our affairs.

We are governed primarily by our Member Control Agreement.  Our Member Control Agreement contains significant restrictions on a member’s right to influence the manner or direction of management.  Essentially, members have no right to participate in management other than to elect governors to the Board or to vote on matters that require the consent of our members.  Transactions that require the consent of our members are restricted to a merger, consolidation, or the sale of all or substantially all of our assets, amendments to our Articles of Organization or our Member Control Agreement, voluntarily dissolving our business or making material changes to our business purpose.

Under our Member Control Agreement, it may be difficult for members to enforce claims against an officer or governor, and, as a result, they may not be able to recover any losses they may suffer through their ownership of the Units arising from acts of our officers and governors that harm our business.

Our officers and governors must discharge their duties with reasonable care, in good faith and in our best interests.  Despite this obligation, Minnesota law and our Member Control Agreement limit an officer’s or governor’s liability to us and our members.  Officers or governors are generally not liable to us or our members for monetary damages for breaches of fiduciary duty, unless it involves (i) a willful failure to deal fairly with us or our members in connection with a matter in which the governor or officer has a material conflict of interest; (ii) a violation of criminal law, unless the governor or officer had reasonable cause to believe that his, her or its conduct was lawful or no reasonable cause to believe that the conduct was unlawful; (iii) a transaction from which the governor or officer derived an improper personal profit; or (iv) willful misconduct.  These limitations could limit members’ rights to enforce claims against our officers or governors.  In addition, our Member Control Agreement contains an indemnification provision which requires us to indemnify any governor or manager to the extent required or permitted by Minnesota Statutes, Section 322B.699, as amended from time to time, or as required or permitted by other provisions of law.

There are conflicts of interest in our business, because we have relationships with and may enter into additional transactions with our officers, governors, and affiliates, which could impair an interested officer’s or governor’s ability to act in our best interest.

Conflicts of interest may exist in our structure and operation.  One of our governors, Lee Rogness, is an owner of Interstate Inc. and Store Manager of RDO Fergus Falls, agricultural equipment dealerships which have supplied equipment to us.  Another one of our governors, Dr. Gregory M. Smith, is a physician at Fergus Falls Medical Group, which provides some healthcare services to our employees. Jerry Larson, our Board Chairman, has ownership in Chippewa Valley Ethanol Company (“CVEC”), a co-operative in Benson, Minnesota, through which he is obliged to deliver corn as part of his patronage.  In return he is paid for the corn and receives a dividend based upon his holding if such a return is authorized by the board of CVEC.  Mark Ellison serves as chairman of the board of Ag Country, a financial group making loans to agriculture of which a portion is in ethanol plants.  Our governors may have other business interests, which could compete with us for the time and resources of our governors.  Our officers, governors and affiliates may sell corn to us and purchase distillers grains on terms similar to those contained in contracts entered into by us with unaffiliated third parties.  We may also enter into other transactions with officers, governors and affiliates.  Conflicts of interest could have adverse consequences for our business or members because our governors and officers may place their personal interest and those of their affiliates ahead of our interests.  We have a conflict of interest policy with our officers and governors, but we cannot assure that conflicts of interest will not harm our business or reduce the value of members’ Units.

ITEM 2. PROPERTIES.

We constructed the Plant on a 116-acre site two miles northwest of Fergus Falls, Minnesota.  On October 25, 2006, we purchased a majority of the site from Jonathan and Brenda Piekarski.  Mr. Piekarski is a governor on our Board. The purchase price of the site was $700,000, which is approximately $6,100 per acre.  We believe that certain major requirements of a successful ethanol plant site location are met with this site:

•          Adequate Corn Supply.  We believe that the Fergus Falls area has sufficient grain corn production to meet our anticipated needs.  We believe that the Fergus Falls area has sufficient grain corn production to meet our anticipated needs.  We contracted the services of PRX in 2005 to do a study on the corn supply in Fergus Falls and the surrounding area.  PRX reported sufficient corn supply to operate the Plant.

•       Road Access.  The site is adjacent to U.S. Interstate 94 and State Highway 210.

•       Rail Access.  The site is on the main line of the OTVR, which connects to the Burlington Northern Santa Fe mainline railroad, which is expected to facilitate the shipping of ethanol and DDGS to both the east and west coast markets.

We are also leasing our distillers grain processing facility from the County pursuant to a Solid Waste Facility Lease Agreement.  We began payments under the lease on February 25, 2008 and we will continue to make payments until November 1, 2019.  The amount of total payments under the lease is equal to the aggregate principal amount and interest on the County’s $20,000,000 Subordinate Exempt Facility Revenue Bonds and $6,010,000 General Obligation Bonds.  We hold restricted cash as part of the capital lease financing, at September 30, 2008, the total of these accounts was approximately $640,000 of capitalized interest reserve and approximately $2,600,000 of debt reserve fund.  Pursuant to a cross-default provision in our capital lease with Otter Tail county, if we fail to comply with covenants under our Master Loan Agreement in the future and do not receive a waiver from Agstar, the resulting default would entitle the County to declare the outstanding principal amounts due and owing.

All of our tangible and intangible property, real and personal, serves as collateral for our senior and subordinated debt agreements with our lenders.  Although we received a waiver from each of our lenders for a default under our Master Loan Agreement as of September 30, 2008, if we commit a future default and do not receive waivers, our lenders would be entitled to accelerate our outstanding principal balances and seize the collateral if we have insufficient funds to satisfy those obligations.  Our lending agreements are discussed in more detail in “Item 7. Management’s Discussion And Analysis” and Note 8 of our financial statements.

ITEM 3. LEGAL PROCEEDINGS.

From time to time and in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes.  In the ordinary course of our business, we may also commence suit as a plaintiff.  We are currently involved in no such legal proceedings and are not aware of any potential claims that could result in the commencement of legal proceedings.  We carry insurance that provide protection against certain types of claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended September 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

There is no established trading market for our membership Units.  To maintain our partnership tax status, members may not trade their membership Units on an established securities market or readily trade the membership Units on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause us to be deemed a publicly traded partnership, and to all applicable securities law restrictions.  We have engaged AgStockTrade.com to create a qualified matching service in order to facilitate trading of our Units.  Since our Units were cleared for trading on AgStockTrade.com on July 1, 2008, there have been no trades of our Units.

We have restricted the ability of our members to transfer their Units in our Member Control Agreement.  To help ensure that a secondary market does not develop, our Member Control Agreement prohibits transfers without the approval of our Board.  The Board will not approve transfers unless they fall within “safe harbors” contained in the publicly traded partnership rules under the Tax Code, which include:  (a) transfers by gift, (b) transfer upon death of a member, (c) transfers between certain family members, and (d) transfers that comply with the “qualifying matching service” requirements.  Any transfers of Units in violation of the publicly traded partnership rules or without the prior consent of the Board will be invalid.

We have no formal equity incentive plan for our Executives or employees.

Unit Holders

As of September 30, 2008, there were 966 holders of our Class A Units determined by an examination of our Unit transfer book.  There is no other class of membership units issued or outstanding.

Distributions

For the fiscal year ended September 30, 2008, we did not make any distributions to members.  For the fiscal year ended September 30, 2007, we made distributions of $5,568 to members.  Distributions are payable at the discretion of our Board, subject to the provisions of the Minnesota Limited Liability Company Act and our Member Control Agreement.  In addition, our senior and subordinated long-term debt is subject to various financial and non-financial covenants that restrict our ability to declare distributions.  For example, we are prohibited from making distributions if we are in default under our Master Loan Agreement with Agstar. We were in default under this agreement as of September 30, 2008 but have received a waiver from Agstar and our other lenders. If we experience an event of default in the future, we may be unable to obtain waivers and would be restricted from making distributions for so long as the default continued.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 8 of our financial statements on this Form 10-K for more information on such restrictions and such debt agreements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows our securities to be issued pursuant to equity compensation agreements with our officers, as of September 30, 2008.  The securities were issued pursuant to employment agreements for our chief executive officer, chief financial officer, and plant manager for the fiscal year ended September 30, 2008.   Under the terms of the agreements, each executive received an option to purchase our Units at a later date as an incentive to increase the value of the Company.  Beginning January 1, 2009, our chief executive officer becomes eligible to purchase our Units at a per-Unit cost of $2.00, with the number of eligible Units determined according to the return on investment schedule specified in his Incentive Goals.  Our chief financial officer holds an option to purchase our Units at a per-Unit cost of $2.00 for up to 5,000 Units if the Sarbanes-Oxley reporting compliance and lender reporting compliance targets in the CFO incentive goals portion of the employment agreement are both met, beginning January 1, 2008.  Our plant manager holds an option to purchase our Units at a per-Unit cost of $2.00 for up to 5,000 Units if certain Plant safety and efficiency goals specified in his Incentive Goals are met, beginning December 1, 2008.  As disclosed in the footnote to the table, the securities were cancelled pursuant to the termination of employment of our former chief executive officer and plant manager, effective October 31, 2008, and transition of our chief financial officer to chief executive officer and chief financial officer, effective December 1, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	20,000	(1)	2.00	—
Total	20,000		2.00	—

(1) Subsequent to the fiscal year ended September 30, 2008, all 20,000 of these options have been cancelled pursuant to the termination of employment of our former chief executive officer and plant manager, effective October 31, 2008,  and transition of our chief financial officer to chief executive officer and chief financial officer, effective December 1, 2008.

Purchases of Equity Securities by the Company

None.

RECENT SALES OF UNREGISTERED SECURITIES

In connection with his employment as chief financial officer in 2007, our chief executive officer/chief financial officer was granted options to purchase up to 5,000 of our Units at a cost of $2.00 per Unit with vesting beginning January 1, 2008.  He was also granted 5,000 Restricted Units vesting at 20% beginning on January 1, 2008.  As of December 1, 2008, in connection with his employment agreement as chief executive officer, the option to purchase the 5,000 Units at $2.00 per Unit were cancelled, and 7,000 Restricted Units with vesting beginning January 1, 2009 were granted so long as he remains an executive being employed with the Company.  The terms of the vesting of the January 1, 2008 grant of 5,000 Restricted Units were also modified in connection with his employment agreement as chief executive officer so that 3,000 units will have vested by January 1, 2009, 1,000 will vest on December 31, 2009 and 1,000 on December 31, 2010 as long as he remains an executive of the Company.  The grants were exempt pursuant to Regulation E, Rule 701, because they were each 1) an offer 2) pursuant to a written compensation contract 3) issued to employees and 4) the aggregate sales price is less than $1,000,000 when combined within a 12-month period with any other of our Rule 701 offerings.  The grants do not integrate with prior or subsequent offerings since they are made pursuant to Rule 701.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth selected consolidated financial data of the Company for the periods indicated. The audited financial statements for fiscal 2008 and 2007 are included in Item 8 of this Annual Report on Form 10-K have been audited by our independent auditors, Boulay, Heutmaker, Zibell & Co., P.L.L.P.

	2006	2007	2008
Statements of Operations Data:
Revenues	$—	$—	$70,099,287

Cost of Sales	—	—	68,503,693

Lower of Cost or Market Adjustment	—	—	4,632,000

Operating Expenses	702,132	1,274,153	1,615,941

Operating Loss	(702,132)	(1,274,153)	(4,652,347)

Other Income, net	89,938	1,813,462	(4,001,728)

Net Income (Loss)	(612,194)	539,309	(8,654,075)

Weighted Average Units Outstanding - Diluted	2,400,000	22,085,744	23,927,872

Weighted Average Units Outstanding - Basic	2,400,000	22,092,309	23,927,872

Net Income (Loss) Per Unit - Diluted	(0.26)	0.02	(0.36)

Net Income (Loss) Per Unit - Basic	(0.26)	0.02	(0.36)

Our selected historical balance sheet information as of September 30, 2008, September 30, 2007, and September 30, 2006 are derived from our audited balance sheets.

	September 30, 2006	September 30, 2007	September 30, 2008
Balance Sheet Data:
Cash and Equivalents	$1,195,049	$4,611,317	$1,920,972

Total Assets	$2,012,176	$89,952,726	$126,293,160

Total Current Liabilities	$237,274	$12,192,239	$12,478,776

Long Term Debt, net of current maturities	$—	$32,636,362	$77,323,865

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future.  All statements, other than statements of historical facts, included in this Item regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1A, “Risk Factors.” All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical.

We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133.

In order to reduce the risk caused by market fluctuations of corn, ethanol and interest rates, we enter into option, futures and swap contracts. These contracts are used to fix the purchase price of our anticipated requirements of corn in production activities and the selling price of our ethanol product and limit the effect of increases in interest rates. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. We do not typically enter into derivative instruments other than for hedging purposes. On the date the derivative instrument is entered into, we will designate the derivative as a hedge. Changes in the fair value of a derivative instrument that is designated and meets all of the required criteria for a cash flow or fair value hedge is recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in fair value of a derivative instrument that is not designated and accounted for as a cash flow or fair value hedge is recorded in current period earnings. Although certain derivative instruments may not be designated and accounted for as a cash flow or fair value hedge, they are effective economic hedges of specific risks.

The amount of the loss was determined by applying a methodology similar to that used in the impairment evaluation with respect to inventory. Given the uncertainty of future ethanol and corn prices this loss may not be recovered, and future losses on outstanding purchase commitments could be recorded in future periods.

Inventory

Inventory consists of raw materials, work in process, and finished goods. The work in process inventory is based on certain assumptions. The assumptions used in calculating work in process are the quantities in the fermenter and beer well tanks, the lower of cost or market price used to value corn at the end of the month, the effective yield, and the amount of dried distillers grains assumed to be in the tanks. These assumptions could change in the near term.

Inventory is subject to lower of cost or market valuation assumptions.  During the fiscal year ended September 30, 2008, we recorded an inventory valuation impairment of approximately $1,032,000 attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in lower of cost or market adjustments on the statement of operations.

The Company had entered into forward corn purchase contracts and corn purchase agreements under which it is required to take delivery at the contract price. Currently, some of these contract prices are above current market prices for corn. Given the declining ethanol price, upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on these purchase commitments aggregating to $3,600,000 for the fiscal year ended September 30, 2008.  The amount of the loss was determined by applying a methodology similar to that used in the impairment evaluation with respect to inventory. Given the uncertainty of future ethanol and corn prices this loss may not be recovered, and future losses on outstanding purchase commitments could be recorded in future periods.

Commitments and Contingencies

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense. In conformity with United States generally accepted accounting principles, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment is applied on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets placed in service. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of our Plant related to estimated useful lives to have a significant effect on results of operations.

Long-lived assets, including property, plant, equipment and investments, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows. Management believes no impairment exists at September 30, 2008 based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the Plant.  Future impairment analysis will depend on the Company generating positive cash flow from operations of the plant.

Results of Operations

As of September 30, 2008, we have begun producing and selling fuel grade ethanol.  We expect to be able to process approximately 20,000,000 bushels of corn into approximately 55,000,000 gallons of ethanol each year.  In addition, we sell distillers grains, a principal co-product of the ethanol production process, which we will sell as DMWG and DDGS.

Revenues

We had no sales or revenue for the fiscal year ended September 30, 2007.  For the year ended September 30, 2008, we had revenues of approximately $70,100,000.

Cost of Sales

We had no costs of sales for the fiscal year ended September 30, 2007. For the year ended September 30, 2008, we had costs of sales of approximately $68,500,000 and a lower of cost or market adjustment of approximately $4,600,000.

Operating Expenses

Our operating expenses were approximately $1,600,000 and $1,300,000 for the fiscal years ended September 30, 2008 and 2007, respectively.  Our operating expenses increased by approximately $350,000 or 27 percent for fiscal year 2008 over 2007.  These increases were due primarily to costs associated with starting construction on our Plant, and professional and consulting fees.  In fiscal year 2008, our significant operating expenses were:  1) approximately $900,000 related to general and administrative expense and 2) approximately $720,000 related to professional fees (for legal and accounting services).  In fiscal year 2007, our significant operating expenses were: 1) approximately $385,000 related to compensation expenses to the Board and other consultants; 2) approximately $278,000 related to salaries; 3) approximately $210,000 related to professional fees (for legal and accounting services); and 4) approximately $47,000 related to office and insurance expenses.

Other Income, Net

Interest expense was approximately $2,900,000 and $600 for fiscal years September 30, 2008 and 2007,  respectively.  As of September 30, 2008, we had drawn on approximately $39,000,000 of our senior debt.

Interest income was approximately $220,000 and $1,800,000 for the fiscal years ended September 30, 2008 and 2007,  respectively.  Interest income increased primarily due to interest earned on equity raised from member investments.

Grant Income

In April 2005, we received approximately $110,000 from the Agricultural Utilization Research Institute for technical assistance, business assistance, outreach and development assistance.  This agreement was effective from April 22, 2005 through June 22, 2006.

We are also the recipient of a Value-Added Producer Grant with the United States Department of Agriculture in the amount of $300,000.  The funding period of the grant began on October 1, 2007 and will conclude no later than December 31, 2008.  The grant funds have been used only for Plant operation start-up costs, and were recognized in the year ended September 30, 2008.

Project Capitalization

On October 1, 2005, we raised $2,400,000 in our seed capital offering and an additional $42,200,000 from the sale of our Units in a Minnesota-only registered offering from February 28, 2006 to October 31, 2006.  In addition, on March 28, 2007, we closed on a construction loan agreement with Agstar of $39,000,000, which includes $35,000,000 for construction costs, and a revolving line of credit of up to $4,000,000 (which was raised to $6,000,000 in a June 2008 amendment).  On March 30, 2007, we closed on a loan agreement with NMF of $19,175,000, including a senior loan note of $14,480,500 and subordinated loan note of $4,694,500.

On April 2007, we entered into a long term equipment lease agreement with Otter Tail County (the “County”) in order to finance equipment for the Plant.  The lease has a term from May 1, 2007 through November 2019.  The County financed the purchase of equipment through Subordinate Exempt Facility Revenue Bonds Series 2007A totaling $20,000,000, General Obligation Tax Abatement Bonds Series 2007B totaling $5,245,000, and Taxable General Obligation Tax Abatement Bonds Series 2007C totaling $765,000.

Trends and Factors that May Affect Future Operating Results

Ethanol Supports

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, which raises the minimum usage requirement to 13.2 billion gallons of ethanol by 2012 and 15 billion gallons by 2015.  The Act also mandates a minimum requirement of 36 billion gallons of renewable fuels by 2022, with cellulosic ethanol accounting for 16 billion gallons of this total.  The RFS program should ensure the continued growth of the ethanol market in the near future.  The Energy Policy Act also provides a small producer credit allowing qualifying producers to deduct from their federal income taxes 10¢ per gallon for the first 15,000,000 gallons of ethanol produced in a given year.  The Volumetric Ethanol Excise Tax Credit provides refiners 4.5¢ per gallon of ethanol blended at 10 percent, which encourages refiners and gasoline blenders to use ethanol.  We expect that the RFS and Volumetric Ethanol Excise Tax Credit will increase demand for our ethanol and have a positive effect on our operating results.

Competition and Product Demand

As of December 9, 2008, according to the Renewable Fuels Association, 172 ethanol refineries had a production capacity of a record 10.4 billion gallons, with existing plants currently increasing capacity to produce an additional 660 million gallons.  In addition, 21 refineries were under construction to produce an additional 1.6 billion gallons.  We believe that the influx of new ethanol refineries and increase in supply may have a negative effect on our short-term operating results.

Commodity Prices

Corn

Our primary grain feedstock is corn.  The cost of corn is dependent upon factors that are generally unrelated to those affecting the price of ethanol.  Corn prices generally vary with international and regional grain supplies, and can be significantly affected by weather, planting and carryout projections, government programs, exports, and other international and regional market conditions.

Due to the significant expansion of the ethanol industry, corn futures rose in fiscal 2008 overall in response to this new demand, but lowered significantly in the fourth quarter of fiscal 2008.  This volatility in corn prices is likely to continue.  Factors such as USDA estimates of acres planted, corn yield increases per acre, export demand and domestic usage also have significant effects on the corn market.  Significant increases in the price of corn will have a significant negative effect on future operating results.

Natural Gas

The Plant requires a significant and uninterrupted supply of natural gas for its operations.  Natural gas prices have historically fluctuated dramatically.  Natural gas prices in Minnesota have risen greatly in recent years, rising from an average of $2.98 per 1000 cubic feet in 1999 to $7.70 per thousand cubic feet in 2007 (Industrial Price), according to U.S. Department of Energy.  We expect that volatility in the natural gas market will continue, and that significant increases in the price of natural gas would have a significant negative effect on future operating results.

Inflation

We do not consider the impact of inflation to be material to our revenues and income from operations.

Liquidity and Capital Resources

Statement of Cash Flows for the years ended September 30,	2008	2007
Cash flows from (used in) operating activities	$(9,143,260)	$510,770
Cash flows used in investing activities	(46,540,912)	(65,441,978)
Cash flows from financing activities	52,993,827	68,347,475

Cash flows

Operating activities. Net income before depreciation and amortization is a significant contributor to cash flows from operating activities. The changes in cash flows from operating activities generally follow the results of operations and also are affected by changes in working capital. Cash flows used in operating activities in 2008 increased approximately $9,500,000 from the comparable prior period, as a result of:

•                  A net loss of approximately $8,700,000, due to operational losses incurred as a result of narrow spreads between corn and ethanol prices and a lower of cost or market adjustment of approximately $4,600,000; and

•                  Inventory purchases of approximately $5,800,000, due to the Plant becoming operational in fiscal 2008.

Investing activities. Cash flows used in investing activities in fiscal 2008 decreased approximately $18,900,000 compared to the comparable prior period, the result of lower construction in progress expenditures in fiscal 2008 as a result of the Plant becoming operational in 2008.

Financing activities. Cash flows provided by financing activities in fiscal 2008 decreased approximately $15,400,000 compared to the comparable prior period, primarily the result of member contributions of approximately $42,000,000 being raised in fiscal 2007, partially offset by increased proceeds from our construction loan of approximately $15,400,000.

As of September 30, 2008, we had approximately $1,900,000 in cash and total assets of approximately $126,000,000.  As of September 30, 2008, we raised a total of $42,234,134 in equity net of deferred offering costs and distributions.  As of September 30, 2008, we had current liabilities of $12,478,776.  Since our inception through September 30, 2008, we have an accumulated deficit of $8,745,030.  Total members’ equity as of September 30, 2008 was $36,490,519.  Since our inception through September 30, 2008, we have received approximately $70,100,000 in revenues.

As of the date hereof, we have expended all funds from our equity financings.  All of these proceeds were devoted to our construction expenses and general operating expenses.  Current and remaining operating expenses will be paid for with the proceeds from our loan agreements and our operating revenues.

As of September 30, 2008, we had spent approximately $114,000,000 in construction and related costs on the Plant construction, which is complete.  We believe we will have lesser capital expenditure requirements in the fiscal year ending September 30, 2009, but that we may not have sufficient working capital to fund any planned capital expenditures without additional sources of cash.

We have commenced operations and have been generating revenue.  Total cash flow from the project following operational commencement of the project has been impacted by many factors including, but not limited to, the final cost of the project, timing of commencement of operations, the speed of ethanol production during the start-up phase, as well as energy and corn prices.  In the event we have any liquidity deficiencies for any reason, we may further draw on our $6,000,000 revolving line of credit with Agstar, if we are able to do so.  As of September 30, 2008, we had drawn on our revolving line of credit with Agstar in the amount of approximately $4,000,000, and may be restricted on drawing on the our revolving line of credit in any additional amounts by the terms of the revolving line of credit loan.  See “Contractual Obligations and Commercial Commitments” for an explanation of these restrictions.  Also, based on the our operating plan, we believe our existing working capital will not be sufficient to meet the cash requirements to fund the our planned operating expenses, capital expenditures, and working capital requirements through September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  In addition, we failed to meet tangible net worth and reporting requirements in violation of certain financial covenants, but the financing agencies have waived the compliance with these ratios through October 1, 2009.  Any further violation after this waiver period could significantly and materially harm our business.  See Note 2 in our footnotes to our financial statements for more information on the sufficiency of existing capital to meet our cash requirements and our ability to operate as a going concern.

Contractual Obligations and Commercial Commitments

We have entered into two loan agreements and one capital lease agreement for financing of the Plant.  The total loan commitment is approximately $60,000,000 and the capital lease is $26,010,000, and both are described below.

We have entered into a senior debt financing agreement for a construction loan of $35,000,000 from Agstar, which includes a term and revolving loan (the “Construction Loan”).  At completion of the project, the loan converted to a term loan and term revolving Loan.

Upon completion of the project, up to 50% of the Construction Loan converted to a term loan in the amount of $29,000,000 (the “Term Loan”).  The interest rate was reduced from LIBOR plus 3.15% to LIBOR plus 2.95% with an option to convert to a fixed rate loan.  We were required to make interest payments only on the 1st day of each month for the first six months, and on September 30, 2008 we were required to begin making principal installments of $254,386 plus accrued interest.  The Term Loan is payable in full in June 2018.  In addition to the scheduled payments, the Company will be required to make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on financial ratios.  Commitment fees were charged at the time of conversion from the Construction Loan to the Term Loan and are charged annually thereafter.

The maximum amount of the Construction Loan that can be converted to the term revolving loan is $6,000,000 (the “Revolving Loan”).  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 5.41% at September 30, 2008.  The purpose of the Revolving Loan is for cash and inventory management purpose.  The Company pays a commitment fee of 0.35% on the unused portion of the revolving promissory note.

We also have a revolving promissory note with Agstar for up to $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95%, which totaled 5.41% at September 30, 2008.  The purpose of this loan is for general and operating expenses.  The maturity of this line of credit is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.  As of September 30, 2008, approximately $4,000,000 had been advanced on the loan.  We are restricted on borrowing amounts under the loan at the lesser of $6,000,000 or the sum of: (i) 75% of our Eligible Accounts Receivable; plus (ii) 75% of our Eligible Inventory.

Under the terms of our Master Loan Agreement with Agstar, we may make distributions to members of 40% of our immediately preceding fiscal year’s net income, and make additional distributions permitted by lender after any excess cash flow has been paid.  We may not make any distributions while an event of default or default exists.  We were in default under the Master Loan Agreement as of September 30, 2008, but received a waiver for our violations through October 1, 2009.  Although we received a waiver for our previous violations, if we commit future violations of our loan covenants we will not be permitted to make distributions until such violations are waived or cured.

In April 2007, we entered into a long term equipment lease agreement (the “Equipment Lease Agreement”) with Otter Tail County, Fergus Falls, Minnesota (the “County”) in order to finance equipment for the Plant (the “Capital Lease”).  The Equipment Lease has a term from May 1, 2007 through November 2019. The County financed the purchase of equipment through Subordinate Exempt Facility Revenue Bonds Series 2007A totaling $20,000,000, General Obligation Tax Abatement Bonds Series 2007B totaling $5,245,000, and Taxable General Obligation Tax Abatement Bonds Series 2007C totaling $765,000.

Under the Equipment Lease Agreement with the County, we began making payments on May 25, 2008.  The Capital Lease payments correspond to the interest of 1/6 the amount due on the bonds on the next interest payment date. Capital Lease payments for principal start on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding bonds on the next semi-annual principal payment date.  On February 25, 2008, we also began making Capital Lease payments of principal and interest that correspond to the principal and interest the County pays on the General Obligation Bonds Series 2007B and 2007C.  We make Capital Lease payments that correspond to 1/6 the amount of interest payable due on the bonds on each February 1 or August 1 and principal amounts equaling 1/12 of the principal due on each February 1. We have guaranteed that if such assessed lease payments are not sufficient for the required bond payments, we will provide such funds as are needed to fund the shortfall.  The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.

As of September 30, 2007, we recorded $20,400,000 in equipment under the Capital Lease as construction in progress and approximately $834,700 in financing costs, which will be amortized using the effective interest method over the term of the Capital Lease.  The Capital Lease funds were fully utilized as of September 30, 2007.  Restricted funds held by a trustee for Capital Lease payments totaled approximately $3,300,000 at September 30, 2008 and approximately $4,800,000 at September 30, 2007.

On March 30, 2007 we entered into a loan arrangement with NMF for the amount of $19,175,000 (the “NMF Loan”).  The tax credit period of the NMF Loan is from September 2007 to September 2014.  The loan is divided into two portions, including a term loan of $14,480,500, on which we shall make interest only payments beginning the 6th day of the first month following the initial advancement, August 2007, until the 85th month, September 2014.  On the 6th day of the 85th month and continuing for an additional 48 months, until September 2018, we shall pay the amortized unpaid principal together with the accrued interest.  The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 100 bps.  In addition there is a subordinated loan note for $4,694,500 which carries an interest rate of 2.514%.  On the 1st day of each month following the initial advance, August 2007, interest only payments are made until September 2014 when a principal payment of $400,000 will be made.  The NMF Loan allows us to  make distributions pursuant to the provisions of the Master Loan Agreement with Agstar, provided no event of default or default is occurring.  We were in default under the Master Loan Agreement and triggered a cross-default provision under our agreement with NMF as of September 30, 2008.  We received a waiver from each lender for our covenant violations, but if we fail to comply with the same or other covenants in the future we will not be permitted to make distributions until such violations are waived or cured.

In August 2006, we entered into an agreement with an unrelated party to qualify, monitor, register and manage the destruction and reduction of certain greenhouse gases and will assist with the quantification of such emission reductions for resulting emission credits.  We agreed to a share distribution schedule as defined in the agreement as payment for services rendered.  The term of the agreement will continue until 2016, and will automatically be extended for two successive renewal terms of five years each, unless either party gives a 30 day advance written notice of termination to the other party.  Either party may also terminate the agreement for cause as defined in the agreement by providing a 15 day written advance notice. As of September 30, 2008, we have incurred no costs under this agreement.

In October 2006, we entered into an agreement with Oppenheimer and Co. to act as a co-placement agent with Dorn and Co. for the sale of Series 2007 Bonds to fund construction of the Plant.  The fees  paid to the agent were contingent upon a successful completion of the sale and closing of the Bonds and were 2.5% of the principal amount of the Bonds in the initial bond offering that are sold by the agent.  We assumed other third party costs. A retainer of $10,000 was paid upon signing of the agreement.  The non-refundable retainer was credited against the placement agency fee at the closing of the transaction.

The following table summarizes our long-term contractual obligations as of September 30, 2008:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$58,365,522	$6,608,658	$6,174,066	$6,162,186	$39,420,612
Capital Lease	26,010,000	440,000	3,510,000	4,031,666	18,028,334
Operating Lease	1,467,079	514,325.00	748,383	20,753	183,618
Interest (1)	41,094,500	5,937,113	10,490,745	9,021,295	15,645,347
Purchasing Obligations (2)	31,640,890	21,145,315	10,495,575	—	—

Total	$158,577,991	$34,645,411	$31,418,769	$19,235,900	$73,277,911

(1)   Interest is estimated at the current market rates – 5.41% and stated rates on Bonds related to Capital Lease.

(2)   Purchase obligations include obligations related to our marketing agreements, natural gas, corn and ethanol agreements, and consulting agreements.

Grants

On October 1, 2007, we received a Value-Added Producer Grant from the United States Department of Agriculture in the amount of $300,000.  The funding period of the grant began on that date and will conclude no later than December 31, 2008.  The grant funds were used only for Plant operation start-up costs, and have been fully utilized as of September 30, 2008.

Off-Balance Sheet Transactions

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We had outstanding borrowings on our construction loan of $35 million as of September 30, 2008. The construction loan and revolving credit facility bear interest at LIBOR or the bank’s base rate plus an applicable margin. We also had two NMF loans totally approximately $19.2 million with interest rates at the Wall Street Journal daily money rate (base rate) plus 100 bps and two capital lease agreements with imputed interest rates at 7.5%.  If the interest rate fluctuated by 1% as of September 30, 2008, capitalized interest would have fluctuated by approximately $335,000.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At September 30, 2008, the fair value of our derivative instruments for corn and ethanol is a liability in the amount of approximately $77,000, respectively, and at September 30, 2007, the fair value of our derivative instruments for corn and ethanol is an asset in the amount of approximately $65,000, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

We estimate that our expected corn usage will be approximately 20,000,000 bushels per year for the production of 55,000,000 gallons of ethanol.  We have price protection in place for a portion of our expected corn usage through December 2008 using forward contracts, Chicago Board of Trade futures and options, and over-the-counter option contracts.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to corn and ethanol price risk. The table presents the fair value of our derivative instruments as of September 30, 2008 and September 30, 2007 and the potential loss in fair value resulting from a hypothetical 10% and 20% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date.  The results of our sensitivity analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical 10% Adverse Change — Market Risk	Effect of Hypothetical 20% Adverse Change – Market Risk
September 30, 2008	$(77,000)	$(7,700)	$(15,400)
September 30, 2007	$64,895	$(6,490)	$(12,979)

Effective April 8, 2008, we closed the majority of all derivative positions.  In connection, we recorded an estimated loss on these purchase commitments aggregating to $3,600,000 for the fiscal year ended September 30, 2008.  We calculated a range of estimated losses aggregating to anywhere between $3,600,000 and $3,800,000 for the purchase commitments.  Given corn futures prices on the Chicago Board of Trade as of December 1, 2008 ($3.18 a bushel for March 2009 delivery), assuming a 10% reduction in market prices, we would have exposure to an additional approximately $100,000 in losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are included on pages F-1 to F-21 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, we have conducted annual evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, the chief executive officer/chief financial officer has concluded that the Company’s disclosure controls and procedures are not yet fully effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the chief executive officer/chief financial officer as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  We are working on a developing a disclosure control remediation plan to remedy our disclosure controls and procedures deficiencies.  We expect to have such a plan in place by the end of the second quarter 2009 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the second quarter of 2009.  The remediation plan includes but is not limited to the following steps:

•	Implementing a search for a full-time controller or CFO with appropriate U.S. GAAP and SEC experience
•	Establishing and implementing a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K (established in connection with this Form 10-K); and
•	Employing the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of this remediation plan has been initiated and will continue through the first half of fiscal 2009 and possibly beyond. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting or disclosure controls in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public Companies.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are file as part of, or are incorporated by reference into, this report:

(1) Financial Statements

An index to the financial statements included in this Report appears at page F-1. The financial statements appear beginning at page F-3 of this Annual Report.

(2) Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Organization filed September 22, 2006*
4.1	Membership Unit Specimen Certificate*
4.2	Membership Unit Specimen Certificate for Seed Units*
4.3	Membership Unit Specimen Certificate for Incentive Units*
4.4	Operating and Member Control Agreement dated effective January 20, 2006*
10.1	Base Contract for Sale and Purchase of Natural Gas dated May 1, 2006 between BP Canada Energy Marketing Corp. and the Company*
10.2	Employment Agreement of Chief Executive Officer effective December 1, 2008 between the Company and Anthony Hicks***+
10.3	Natural Gas Services Agreement as of May 23, 2006 by and between BP Canada Energy Marketing Corp. and the Company*
10.5

Agreement dated June 1, 2006 by and among AL-Corn Clean Fuel Cooperative, Corn Plus Cooperative, Heartland Corn Products Cooperative, Chippewa Valley Ethanol Company, Diversified Energy Company, Central MN Ethanol Co-op, Bushmills Ethanol Inc., Minnesota Energy LLC, Red Trail Energy LLC, the Company and Commodity Specialists Company*

10.6	Ethanol Fuel Marketing Agreement dated July 18, 2006, by and between Renewable Products Marketing Group, L.L.C. and the Company*
10.7	Lease of Land For Construction/Rehabilitation of Track made October 1, 2006 by and between BNSF Railway Company, Otter Tail Valley Railroad Company, Inc. and the Company*
10.8	Contract for Construction dated October 24, 2006 between Riley Brothers Companies and the Company*
10.9	Engineering, Procurement and Construction Services Fixed Price Contract dated October 24, 2006 between Harris Mechanical Contracting Company and the Company**
10.10	License of Technology dated October 24, 2006 between Delta-T Corporation and the Company**
10.11	Purchase Agreement executed October 25, 2006 by and between Jonathan C. Piekarski and Brenda K. Piekarski and the Company*
10.12	Real Estate Warranty Deed recorded November 1, 2006 at 2:05 p.m.*
10.13	Construction Management Services Contract dated November 3, 2006 between Knutson Construction Services and the Company*
10.14	Engineering, Procurement and Construction Services Fixed Price Contract dated November 13, 2006 between Gateway Building Systems and the Company*
10.15	Job Opportunity Building Zone Business Subsidy Agreement made on January 2, 2007 by and between the City of Fergus Falls, Minnesota and the Company*
10.16	Engineering, Procurement and Construction Services Fixed Price Contract dated January 9, 2007 between Woessner Construction, Inc. and the Company*
10.17	Agreement Regarding Corn Procurement made effective as of February 1, 2007 by and between CHS Inc. and the Company*
10.18	Letter Regarding Employment dated April 10, 2007 to Anthony Hicks*+
10.19	Electric Service Agreement dated May 18, 2007 by and between Lake Region Electric Cooperative and the Company*
10.20	Master Loan Agreement dated as of March 28, 2007 by and among Agstar Financial Services, PCA and the Company*
10.21	First Supplement to the Master Loan Agreement (Construction and Term Loan) dated as of March 28, 2007 between Agstar Financial Services, PCA and the Company*
10.22	Second Supplement to the Master Loan Agreement (Term Revolving Loan) dated as of March 28, 2007 between

Agstar Financial Services, PCA and the Company*
10.23	Third Supplement to the Master Loan Agreement (Revolving Line of Credit Loan) dated March 28, 2007 between Agstar Financial Services, PCA and the Company*
10.24	Intercreditor Agreement enter into as of March 28, 2007 by and among Agstar Financial Services, PCA, MMCDC New Markets Fund II, LLC, U.S. Bank, National Association, and Otter Tail County, Minnesota*
10.25

Disbursing Agreement as of March 28, 2007 by and among the Company, Agstar Financial Services, PCA, MMCDC New Markets Fund II, LLC, U.S. Bank, National Association, Otter Tail County, Minnesota, and First Minnesota Title & Abstract, LLC*

10.26	$35,000,000.00 Construction Note dated March 28, 2007 with the Company as Borrower and Agstar Financial Services, PCA as Lender*
10.27	$6,000,000.00 Term Revolving Note dated March 28, 2007 with the Company as Borrower and Agstar Financial Services, PCA as Lender*
10.28	$4,000,000.00 Revolving Line of Credit Note dated March 28, 2007 with the Company as Borrower and Agstar Financial Services, PCA as Lender*
10.29	Construction and Term Loan Agreement dated as of March 30, 2007 by and among MMCDC New Markets Fund II, LLC and the Company*
10.30	$14,480,500.00 MMCDC Senior Loan Note dated March 30, 2007 with the Company as Borrower and MMCDC New Markets Fund II, LLC as Lender*
10.31	$4,694,500.00 MMCDC Subordinated Loan Note dated March 30, 2007 with the Company as Borrower and MMCDC New Markets Fund II, LLC as Lender*
10.32	Industry Track Agreement made April 6, 2007 by and between BNSF Railway Company, Otter Tail Valley Railroad Company, Inc. and the Company*
10.33	Lease Agreement as of May 1, 2007 between Otter Tail County, Minnesota and the Company*
10.34	Bill of Sale dated May 1, 2007 from the Company to Otter Tail County, Minnesota*
10.35	Gas Transportation Agreement dated September 1, 2007 by and between Great Plains Natural Gas Co., a Division of MDU Resources Group, Inc. and the Company*
10.36	Value-Added Producer Grant Agreement dated October 1, 2007 between the Rural Business-Cooperative Service of the United States Department of Agriculture and the Company*
10.37	Distiller’s Grain Purchase Agreement effective as of January 11, 2008 with Bilden Farms, LLC and the Company*
10.38	Railroad Car Lease Agreement made the February 21, 2008 between Trinity Industries Leasing Company and the Company**
10.39	Distiller’s Grain Marketing Agreement effective as of February 25, 2008 by and between CHS Inc. and the Company**
10.40	First Amendment to Master Loan Agreement entered into as of April 1, 2008 by and between Agstar Financial Services, PCA and the Company**
10.41	Allonge to Revolving Line of Credit Note dated March 28, 2007, made and entered into as of April 1, 2007 by and between Agstar Financial Services, PCA and the Company**
10.42	Allonge to Term Revolving Note dated March 28, 2007, made and entered into as of April 1, 2007 by and between Agstar Financial Services, PCA and the Company**
10.43	Allonge to Construction Note dated March 28, 2007, made and entered into as of April 1, 2007 by and between Agstar Financial Services, PCA and the Company**
10.44	Collaboration Agreement dated April 24, 2008 made by Agricultural Utilization Research Institute (AURI)/Minnesota’s Center for Producer-Owned Energy and the Company**
10.45	Covenant Waiver dated January 8, 2009 from Agstar Financial Services, PCA***
10.46	Covenant Waiver dated December 9, 2008 from MMCDC New Markets Fund II, LLC***
10.47	Covenant Waiver dated January 9, 2009 from MMCDC New Markets Fund II, LLC***
10.48	Covenant Waiver dated December 2, 2008 from Otter Tail County***
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer***
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Previously filed as an exhibit to the Company’s Form 10-12G (No. 000-53042) filed on January 28, 2008.
**	Previously filed as an exhibit to the Company’s Amendment No. 1 to Form 10-12G (No. 000-53042) filed on April 30, 2008.
***	Filed Herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL AG ENTERPRISES, LLC

Date: January 13, 2009	/s/ Anthony Hicks

Anthony Hicks
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony Hicks, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2009	/s/ Anthony Hicks

Anthony Hicks
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 13, 2009	/s/ Jerry Larson

Jerry Larson, Chairman of the Board and Governor

Date: January 13, 2009	/s/ Lee Rogness

Lee Rogness, Vice Chairman of the Board and Governor

Date: January 13, 2009	/s/ Hans Ronnevik

Hans Ronnevik, Treasurer and Governor

Date: January 13, 2009	/s/ Philip Deal

Philip Deal, Governor

Date: January 13, 2009	/s/ Edward Mehl

Edward Mehl, Governor

Date: January 13, 2009	/s/ Gerald Rust

Gerald Rust, Governor

Date: January 13, 2009	/s/ Jeff Stanislawski

Jeff Stanislawski, Governor

Date: January 13, 2009	/s/ Ron Tobkin

Ron Tobkin, Governor

Date: January 13, 2009	/s/ Jonathan Piekarski

Jonathan Piekarski, Governor

Date: January 13, 2009	/s/ Gregory M. Smith

Gregory M. Smith, Governor

Otter Tail Ag Enterprises, LLC

Financial Statements

September 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Otter Tail Ag Enterprises, LLC

Fergus Falls, Minnesota

We have audited the accompanying balance sheets of Otter Tail Ag Enterprises, LLC as of September 30, 2008 and 2007 and the related statements of operations and cash flows for the years ended September 30, 2008 and 2007 and the changes in members’ equity for the years ended September 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Otter Tail Ag Enterprises, LLC as of September 30, 2008 and 2007 and the results of their operations and their cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an accumulated deficit of $8.7 million as of September 30, 2008. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

January 13, 2009

Otter Tail Ag Enterprises, LLC

Balance Sheet

	September 30,	September 30,
	2008	2007
ASSETS

Current Assets
Cash and equivalents	$1,920,972	$4,611,317
Restricted cash	635,286	2,138,555
Accounts receivable	2,657,721	—
Other receivables	—	15,975
Inventory	5,761,323	—
Commodity derivatives	—	64,895
Prepaid expenses and other	366,322	18,173
Total current assets	11,341,624	6,848,915

Property and Equipment
Land and land improvements	4,388,517	4,484,577
Buildings	941,836	434,516
Office equipment	141,203	50,204
Plant and process equipment	108,963,404	—
Construction in process	—	73,788,055
	114,434,960	78,757,352
Less accumulated depreciation	(3,678,591)	(9,158)
Net property and equipment	110,756,369	78,748,194

Other Assets
Debt service reserve	2,638,895	2,640,643
Debt issuance costs, net of amortization	1,556,272	1,714,974
Total other assets	4,195,167	4,355,617

Total Assets	$126,293,160	$89,952,726

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Revolving loan	$4,034,349	$—
Accounts payable	702,661	17,730
Construction payable	20,046	5,598,976
Construction payable - related party	255,500	5,846,184
Commodity derivatives	10,088	—
Accrued interest and other	841,822	729,349
Accrued purchase commitment losses	3,600,000	—
Current maturities of long-term debt	3,014,310	—
Total current liabilities	12,478,776	12,192,239

Long-term debt, net of current maturities	77,323,865	32,636,362

Commitments and Contingencies

Members’ Equity, 23,944,000 units authorized and outstanding	36,490,519	45,124,125

Total Liabilities and Members’ Equity	$126,293,160	$89,952,726

Notes to Financial Statements are an integral part of this Statement.

Otter Tail Ag Enterprises, LLC

Statement of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Revenues	$70,099,287	$—

Cost of sales	68,411,568	—

Lower of cost or market adjustment	4,632,000

Gross Profit	(2,944,281)	—

Professional fees	721,418	648,820
General and administrative	986,648	625,333
Total operating expenses	1,708,066	1,274,153

Operating Loss	(4,652,347)	(1,274,153)

Other income (expense)
Gain (loss) on derivatives	(1,342,712)	43,345
Interest expense	(2,888,102)	(636)
Other income	7,138	1,550
Interest income	221,948	1,769,203
Total other income, net	(4,001,728)	1,813,462

Net Income (Loss)	$(8,654,075)	$539,309

Weighted Average Units
Outstanding - Basic	23,927,872	22,085,744

Net Income (Loss) Per Unit - Basic	$(0.36)	$0.02

Weighted Average Units
Outstanding - Diluted	23,927,872	22,092,309

Net Income (Loss) Per Unit - Diluted	$(0.36)	$0.02

Notes to Financial Statements are an integral part of this Statement.

Otter Tail Ag Enterprises, LLC

Statement of Changes in Members’ Equity

Balance - September 30, 2006	$1,761,402

Capital contributions, 21,100,000 units @ $2.00 per unit	42,200,000

Equity exchanged for construction contract and land, 262,500 units @ $2.00 per unit	525,000

Issuance of restricted units to employees, subject to vesting, 5,000 units @ $2.00 per unit grant value	—

Equity exchanged for services of board members, 156,000 units @ $2.00 per unit	312,000

Cost of raising capital	(224,996)

Unit based compensation	16,978

Distributions	(5,568)

Net income	539,309

Balance - September 30, 2007	$45,124,125

Unit based compensation	14,469

Equity exchanged for land easement 3,000 @ $2 per unit	6,000

Net loss	(8,654,075)

Balance - September 30, 2008	$36,490,519

Notes to Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$(8,654,075)	$539,309
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,669,433	8,855
Amortization of debt financing costs	105,744	—
Lower of cost or market adjustment	4,632,000
Unit-based compensation	14,469	328,978
Unrealized loss on commodity derivatives	77,174	(44,895)
Change in assets and liabilities:
Accounts receivable	(2,657,721)	—
Interest receivable	15,975	(15,975)
Inventory	(6,793,323)	—
Prepaid expenses and other	(348,149)	(11,439)
Commodity derivatives	(2,191)	(20,000)
Accounts payable	684,930	(218,324)
Accrued interest and other	112,474	(55,739)
Net cash provided by (used in) operating activities	(9,143,260)	510,770

Cash Flows from Investing Activities
Payments for options	—	6,000
Capital expenditures	—	(4,782,302)
Payments for construction in process	(46,540,912)	(60,665,676)
Net cash used in investing activities	(46,540,912)	(65,441,978)

Cash Flows from Financing Activities
Proceeds (payments) for notes payable to members	—	(13,500)
Payments for long-term debt	(30,212)	(647)
Change in restricted cash	1,505,017	(4,779,198)
Payments for debt issuance costs	(46,669)	(1,218,939)
Payments for distributions	—	(5,568)
Member contributions	—	42,200,000
Proceeds from line of credit	4,034,348	—
Proceeds from construction loan	47,531,343	32,165,327
Net cash provided by financing activities	52,993,827	68,347,475

Net Increase (Decrease) in Cash and Equivalents	(2,690,345)	3,416,267

Cash and Equivalents – Beginning of Period	4,611,317	1,195,050

Cash and Equivalents – End of Period	$1,920,972	$4,611,317

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized of $2,595,717 and $784,514 at September 30, 2008 and 2007, respectively	$2,453,842	$636

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities
Deposit applied to land purchase	$—	$6,000
Deferred offering costs offset against equity	$—	$224,996
Units issued for line of land and construction	$6,000	$525,000
Construction costs included in accounts payable	$275,546	$11,445,161
Financing costs paid with debt proceeds	$17,296	$471,035

Notes to Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Otter Tail Ag Enterprises, LLC, a Minnesota limited liability Company (the ‘Company”) was organized with the intention of developing, owning and operating a 55 million gallon per year capacity dry-mill ethanol plant near Fergus Falls, Minnesota (the “Plant”).  The Company was in the development stage until March 2008, when the Company commenced operations.

Fiscal Reporting Period

The Company has adopted a fiscal year ending September 30 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Significant items subject to such estimates include the useful life of fixed assets; the valuation of derivatives, inventory, firm purchase commitments and unit- based compensation.  Actual results could differ from those estimates.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer (the marketing companies as further discussed in Note 10) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.  The Company’s products are sold FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price.  Marketing fees and commission incurred by the Company are presented net in revenue.  Marketing fees and commissions were approximately $262,000 for the year ended September 30, 2008.  No commissions were paid for the same period ending September 30, 2007.

Cash and Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash and equivalents.

The Company maintains its accounts primarily at three financial institutions.  At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At September 30, 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is at least possible this estimate will change in the future.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

Restricted Cash

The Company maintains cash accounts set aside for requirements as part of the capital lease financing agreement. At September 30, 2008 and September 30, 2007, the total of these accounts was approximately $3,300,000 and $4,800,000, respectively.

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

Capitalized Interest

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year as guided by SFAS 34, Capitalization of Interest Cost.  During fiscal years 2008 and 2007, respectively, approximately $2,595,700 and $784,500 of incurred interest cost was capitalized to property and equipment.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. For the years ended September 30, 2008 and 2007, no impairment was recognized on long-lived assets.

Derivative Instruments

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

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

Debt Issuance Costs

Costs associated with the issuance of debt are recorded as debt issuance costs and are amortized over the life of the related debt using the effective interest method. Total amortization for the year ended September 30, 2008 was $222,665 of which $105,744 was expensed and the balance was capitalized.

Deferred Offering Costs

The Company deferred the costs incurred to raise equity financing until that financing occurred.  In November 2006, the Company netted approximately $225,000 against proceeds received of approximately $42,200,000.

Unit-Based Compensation

On October 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.   In 2005, the SEC issued SAB No.107, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.

The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

The Company accounts for unit-based instruments granted to nonemployees under the fair value method of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18,  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Under EITF 96-18 and EITF 00-18, unit based instruments usually are recorded at their underlying fair value.  In certain instances the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

Grants

The Company recognizes grant income as a reduction of the expense incurred upon complying with the conditions of the grant. For reimbursement of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes.  Instead its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal and state income taxes has been included in these financial statements.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, restricted cash, receivables, commodity derivatives, and payables approximates their fair value.

It is not currently practicable to estimate the fair value of the debt financing.  Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Note 6, there are no readily determinable similar instruments on which to base an estimate of fair value.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.  No liabilities were recorded at September 30, 2008 or 2007.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period.  Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. At September 30, 2008, the effects of 11,375 unit equivalents are excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the period ended September 30, 2008.  At September 30, 2007, 10,000 restricted unites were included in the computation of diluted units outstanding representing 6,565 unit equivalents. Additionally, 20,000 unit options were excluded from the computations of diluted units outstanding as exercise price was equivalent to the Company’s average fair market unit value.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its results of operations, financial position, and the related disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities). SFAS 159 provides companies with an option

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations, financial position, and related disclosures.

In March 2008, the FASB issued SFAS No. 161, (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company currently plans to adopt SFAS 161 during its 2010 fiscal year. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations, or cash flows.

NOTE 2.  GOING CONCERN

The Company has incurred net losses of $8.7 million and income of $0.5 million for the years ended September 30, 2008 and 2007, and has an accumulated deficit of $8.7 million as of September 30, 2008. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

The Company operated half of the fiscal year in development stage, therefore having substantial operating expenses with limited income; the projected income/loss for fiscal 2008 was an operational loss of $1.8 million. Commodity prices were a significant influence on the viability of the company achieving its financial objectives, and record high prices during the summer that coincided with the Company’s first full production quarter after commissioning and performance testing led to operational losses in the quarter, which was also its last quarter of the fiscal year. This major commodity (corn) is influenced by external factors beyond our control which lead to higher than normal market pricing.  To secure product for fiscal 2009 the Company executed a number of forward purchase contracts. The global financial situation caused major reductions in commodity prices, leaving a shortfall between contract and present market value. Not only did the market influence the Company’s input costs, but also output prices.  This gave rise to a situation whereby the Company had commitments that it was required to honor but could not obtain the required return to justify its carrying value. In recognition, the Company has recorded an amount to reflect its best estimate between then present market value and the future realization (See Note 3).  At September 30, 2008 the Company had availability on the revolving line of credit loan (See Note 8) by which to source inputs and continue to trade.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s plan to address the expected shortfall of working capital is to generate additional funds through a combination of raising equity by having a planned capital campaign, along with evaluating improved technologies to either earn additional revenue or reduce operating costs. If the Company is unsuccessful in raising additional funds or revenues from either of these sources, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other funding sources. There can be no assurance that the Company will be able to obtain any sources of funding on acceptable terms, or at all.

If the Company cannot obtain sufficient additional funding in the short-term, it may be forced to restructure or significantly curtail its operations, file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

NOTE 3.  INVENTORY

 Inventories consist of the following as of September 30, 2008:

Raw materials	$2,075,474
Work in progress	1,999,300
Finished goods	1,294,635
Spare parts	391,914

Total	$5,761,323

The Company obtained approximately 100% of its corn purchases from one supplier in fiscal 2008. This supplier accounted for approximately 26% of the outstanding accounts payable balances as of September 30, 2008.  The Company has a formal supply agreement, (see NOTE 11, Marketing Contracts for further information on the contract). During the fiscal year ended September 30, 2008, we recorded an inventory valuation impairment of approximately $1,032,000 attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in lower of cost or market adjustments on the statement of operations.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2008, the Company has forward corn purchase contracts to purchase approximately 2,775,000 bushels costing approximately $14,148,265 through June 2009.

The Company had entered into forward corn purchase contracts and corn purchase agreements under which it is required to take delivery at the contract price. Currently, some of these contract prices are above current market prices for corn. Given the declining ethanol price, upon taking delivery under these contracts, the Company would not be able to recover the above market value cost incurred. Accordingly, the Company recorded a loss on these purchase commitments aggregating to $3,600,000 for the fiscal year ended September 30, 2008. The loss was recorded in lower of cost or market adjustments on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments and inventory could be recorded in future periods.

NOTE 4.  DERIVATIVE INSTRUMENTS

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

At September 30, 2008, the Company has recorded a net liability for derivative instruments related to corn and natural gas option and futures positions of approximately $10,000, which included a liability of approximately $77,000 and cash of $67,000.  At September 30, 2007 the Company recorded an asset of approximately $65,000.  None of the positions open at September 30, 2008 were designated as cash flow or fair value hedges. The Company has recorded a (loss) and gain of approximately ($2,611,000) and $45,000 for the fiscal years ended September 30, 2008 and 2007, respectively, which includes an unrealized loss of approximately $77,000 and an unrealized gain of approximately $2,000 for the fiscal years ended September 30, 2008 and 2007 included in cost of goods sold and other income, respectively.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

NOTE 5.  DEBT ISSUANCE COSTS

	2008	2007
Debt issuance costs	$1,778,937	$1,714,974
Less accumulated amortization*	222,665	—
Net debt issuance costs	$1,556,272	$1,714,974

Future amortization of these intangibles are as follows:

2009	$345,800
2010	321,300
2011	293,000
2012	263,100
2013	232,800
After 2013	100,272
Total future amortization	$1,556,272

* $105,744 and $116,921 included as interest expense and capitalized interest, respectively.

NOTE 6.  MEMBERS’ EQUITY

The Company was formed on January 27, 2005 to have a perpetual life.  The Company has one class of membership units (Class A units) with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions.  Income and losses are allocated to all members in proportion to units held.

The Company was initially capitalized by 27 members contributing an aggregate of $2,400,000 for 2,400,000 units.  These contributions were pursuant of a private placement memorandum in which the Company offered a maximum 2,500,000 units of securities at a cost of $1.00 per units for a maximum of $2,500,000. Each investor was required to purchase a minimum of 25,000 units for a minimum investment of $25,000 and in increments of 5,000 units thereafter, up to a maximum of 200,000 units.

In February 2006, the Company filed a Minnesota registered offering for a maximum of 25 million Class A units at a cost of $2.00 per unit. This offering was limited to residents of the state of Minnesota.  The subscriber was required to purchase a minimum of 12,500 units ($25,000) and in increments of 2,500 units ($5,000) thereafter. The offering required a subscriber to submit a deposit of 10% of the total subscription price and execute a promissory note for the remaining balance.  The Company accepted these subscriptions and closed the offering in fiscal 2007 issuing 21,100,000 units totaling $42,200,000.

NOTE 7. INCOME TAXES

The Company has adopted a tax year end of December 31. The differences between financial statement basis and tax basis of assets as of September 30, 2008 and 2007 are as follows:

	2008	2007
	(Estimated)	(Estimated)
Financial statement basis of total assets	$126,293,160	$89,952,726
Organization costs expensed for financial reporting purposes	1,018,685	1,829,469
Depreciation	5,168,140	—
Taxable income tax basis of total assets	$132,479,985	$91,782,195

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

NOTE 8.  BANK FINANCING

Long-term debt consists of the following at:

	2008	2007
Construction and Term Loan, see terms below	$35,000,000	$—

New Markets Tax Credit Loan, see terms below	19,175,000	6,626,362

County capital lease, (Note 9)	26,010,000	26,010,000

Equipment financing	153,175	—

Total long-term debt	80,338,175	32,636,362

Current maturities	(3,014,310)	—
Total Long-Term Debt	$77,323,865	$32,636,362

At September 30, 2008, future minimum payments under the loans including the future minimum payments due under the capital lease (Note 7) are as follows:

2009	$3,014,310
2010	4,767,200
2011	4,914,000
2012	5,039,100
2013	5,154,800
After 2013	57,448,765
Total	$80,338,175

The promissory notes described below are subject to credit agreements with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.  The Company was in violation of financial covenants as of September 30, 2008. The Company failed to meet tangible net worth requirements and reporting requirements.  As of September 30, 2008, the financing agencies have waived the compliance with these ratios through October 1, 2009.

New Market Tax Credit Loan

In March 2007, the Company entered into the agreement with MMCDC New Markets Fund II, LLC (“NMF”) for the amount of $19,175,000. The Company has guaranteed it will be in compliance with the program over the tax credit recapture period from September 2007 until September 2014. The NMF loan is divided into two portions: a term loan of $14,480,500 (the “Term Loan”) and subordinated note for $4,694,500 (the “Subordinated Note”). The Term Loan contains a provision in which the Company must make interest only payments on the 6th day of the first month following the initial advancement, August 2007, until the 85th month. On the sixth day of the 85th month and continuing for an additional 48 months, the Company shall pay the amortized unpaid principal together with the accrued interest. The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 1.0%, totaling 6% and 8.75% at September 30, 2008 and 2007, respectively.

The Subordinated Note for $4,694,500 carries a fixed interest rate of 2.514%. On the first day of each month following the initial advance, August 2007, interest only payments will be made until September 2014, when a principal payment of $400,000 is required.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

Construction and Term Loan

In March 2007, the Company entered into an agreement with a lender for the construction financing.  The finance commitment has two phases; the construction loan (the “Construction Loan”), which converted to a term loan (the “Construction Term Loan”), term revolving note, and a revolving line of credit loan (the “Revolving Line of Credit Loan”). Conversion to the Construction Term Loan occurred on June 1, 2008.

Construction Loan

The Construction Loan provides for borrowings up to $35,000,000 during the construction of the plant.  The Company made interest payments during the construction phase at the LIBOR plus 3.15%.  Interest was paid quarterly in arrears on the first day of January, April, July and October. At completion of the Plant, the loan converted into the Construction Term Loan and Construction Term Revolving Loan.

Construction Term Loan

Upon satisfactory completion of the Plant a portion of the Construction Loan converted to the Construction Term Loan, totaling $29,000,000. The interest rate was reduced to LIBOR plus 2.95% on the Construction Term Loan, which totaled 5.41% at September 30, 2008 and 8.37% as of September 30, 2007. The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan. The Company is required to make interest payments only on the 1st of day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, which was determined to be June 1, 2008, payable in full in June 2018. In addition to the scheduled payments, the Company will make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

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

Construction Term Revolving Note

The amount of the Construction Term Revolving Note that converted to the Term Revolving Note upon satisfactory completion of the Plant was $6,000,000. The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 5.41% at September 30, 2008 and 8.37% as of September 30, 2007.  The purpose of this loan is for cash and inventory management purpose.

Revolving Line of Credit Loan

The Company also has a Revolving Line of Credit Loan (line of credit) with the same lending institution that provided construction financing for up to $6,000,000.  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 5.41% at September 30, 2008 and 8.37% as of September 30, 2007.  The purpose of this line of credit is for general and operating expenses. The maturity of the line of credit is 364 days from commencement, March 30, 2009, on the maturity date the principal and any outstanding accrued interest will be due. The Company pays a commitment fee of 0.35% on the unused portion of the line of credit, payable quarterly in arrears. The interest rate is equal to LIBOR plus 2.95% if the Company’s tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assets) is less than or equal to 60% or to LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%.  As of September 30, 2008 $4,034,349 was advanced against the line of credit. No amounts were advanced on this line of credit as of September 30, 2007.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

The Construction Term Revolving Note as well as the Construction Term Loan and the Revolving Line of Credit Loan are subject to a master loan agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

Equipment Financing

In April 2008, the Company entered into two equipment financing agreements with an unrelated party through 2013.  Payments range from approximately $700 per month to approximately $2,500 per month with interest rates ranging from 4.6% to 5.5%.

NOTE 9.  LEASES

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

Under the Capital Lease with the County, the Company started making payments on May 25, 2008 and on the 25th of each month thereafter.  Until May 25, 2008, interest was paid through the interest reserve fund included in restricted cash. The Capital Lease payments correspond to the interest of 1/6 the amount due on the bonds on the next interest payment date. Capital Lease payments for principal start in November 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding bonds on the next semi-annual principal payment date. The Company also makes lease payments of principal and interest that correspond to the principal and interest the County will pay on the General Obligation Bonds Series 2007B and 2007C.  Interest payments were financed through an interest reserve recorded as restricted cash until payments began. The Company will pay Capital Lease payments that correspond to 1/6 the amount of interest payable due on the bonds on the following February 1 or August 1 and principal amounts equaling 1/12 of the principal due on the following February 1. The Company has guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, the Company will provide such funds as are needed to fund the shortfall. The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term. Total assets under this commitment totaled $20,396,100 and accumulated depreciation of $867,000 has been recorded which is included in depreciation expense as of September 30, 2008.

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

In September 2007, the Company entered into an easement agreement for a permanent easement for certain parcels of land.  Under the terms of the agreement, the Company agreed to pay a sum of $2,000, paid December 2007 and increasing annually at 5% thereafter, up to a maximum of $6,500 or twenty-five years, whichever occurs first.  In addition to the cash, the parties also received 3,000 member units, issued as of December 31, 2007.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

In October 2006, the Company entered into a land lease for the construction and certain activities related to the operation and maintenance of rail track. Under the terms of this agreement, the Company agreed to pay $4200 as base rent and increasing annually at 3% thereafter. Either party can terminate this agreement giving at least 30 day’s written notice.

At September 30, 2008, future minimum lease payments under Operating and Capital Leases are as follows:

	Operating Leases	Capital Lease
2009	$514,325	$2,353,000
2010	514,560	3,426,000
2011	233,823	3,454,000
2012	11,057	3,450,000
2013	9,696	3,444,000
After 2013	183,618	24,859,000
Total	$1,467,079	$40,986,000
Less amount representing interest		14,976,000
Present value of minimum lease payments		26,010,000
Current maturities		440,000
Noncurrent maturities		25,570,000
		$26,010,000

NOTE 10.  GRANTS

In October 2007, the Company was awarded a Value-Added Producer Grant from the United States Department of Agriculture in the amount of $300,000.  As of September 30, 2008, the full amount of the grant was received, earned and recorded in the statement of operations in line items in which the grant was used to fund.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Land

In June 2006, the Company entered into an option to purchase an easement for $25,000, payable through the issuance of 12,500 Class A Member units. The grant of the easement is limited to one pipeline for purposes of the discharge of non-contact water. The Company paid a non-refundable option deposit of $10. The option remained in effect until October 31, 2006. The option was exercised and the 12,500 units were applied as a credit against the purchase price. The Company chose to exercise this option and closed in January 2007.

Construction Contracts

In June 2006, the Company entered into an agreement with an unrelated party for the construction of railway track for a fee of approximately $1,448,000. Costs under this agreement totaled approximately $1,513,000 and $920,500 as of September 30, 2008 and 2007, respectively, with approximately $47,700 in retainage at September 30, 2007. There were no amounts due as of September 30, 2008.  As of September 30, 2007, approximately $202,000 was included in construction payables.

In October 2006, the Company entered into a contract for the design, engineering, procurement and construction services for construction of the Plant with final completion expected to be April 1, 2008 but no later than June 2008.  The total contract price is approximately $86.8 million. The contract also calls for delay damages if the Plant is not “Substantially Completed,” as determined by the contract, by April 1, 2008.  The Company and the Contractor have agreed that no delay damages are due to the Company. The Contractor and Company have agreed on May 4, 2008 as

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

being the point of achieving performance test based on the contract. In addition, the contractor agreed to accept $500,000 in 250,000 Class A units at $2.00 per unit in place of cash payment. The Company will hold the right of first refusal for repurchase of these units. Total costs under this agreement were $86,809,362 and $59,494,800 as of September 30, 2008 and 2007, respectively, with approximately $255,500 and $3,000,000 of retainage included in construction payable.

In October 2006, the company entered into a License and Technology Agreement with Delta-T for the purchase of Delta-T Process Technology.  The agreement calls for the contractor, an unrelated party, to provide engineering and services based on proprietary technology under a subcontract with the prime contractor. The license is not assignable or otherwise transferable, except for limited purposes. The agreement calls for a minimum payment of $2,100,000. The Company also agreed to pay a performance bonus up to $200,000 if certain performance measures are obtained.  As of September 30, 2008, the performance measures included in the contract were not achieved therefore; the bonus is not due to Delta-T as stated in the contract. The contract may be terminated upon termination of the prime contractor by the company for convenience, termination of the prime contract by the company resulting from breach, or termination of the contract by breach of the design contractor. In the case of termination by the Company the contractor will negotiate in good faith to complete the remaining services. Total costs as of September 30, 2008 and 2007, were $2,100,000 and $1,470,000, respectively.

In October 2006, the Company executed an agreement with a contractor for the earthwork, surfacing, water discharge and storm water outfall for construction at the Plant site for a fixed fee of approximately $2,940,500, amended to approximately $2,786,900. Total costs under this agreement totaled approximately $2,307,000 and $1,618,600 at September 30, 2008 and 2007, respectively. At September 30, 2007, $79,500 was included in retainage.  There were no amounts due as of September 30, 2008.

In November 2006, the Company entered into an agreement with an unrelated party for certain construction management, design, engineering, procurement and construction services, and to provide material, equipment and tools necessary to complete certain foundation work and building construction for a fee not to exceed $7,451,000. Total costs incurred under this agreement were approximately $7,266,000 and $5,652,700 as of September 30, 2008 and 2007, respectively. As of September 30, 2007, amounts due under the contract totaled approximately $282,600 in retainage and $881,700 in construction payable. There were no amounts due as of September 30, 2008.

In November 2006, the Company entered into an agreement with an unrelated party for certain construction management, design, engineering, procurement and construction services, and to provide material, equipment and tools necessary to complete certain construction activities relating to grain storage, handling, receiving, milling facilities and for Dried Distillers Grain with Solubles (DDGS) storage handling for a fixed fee of approximately $5,137,000 amended to approximately $5,128,000. The company made a 20% down payment of approximately $1,027,400 in November 2006 and made eleven monthly progress payments thereafter. A final payment was due upon completion of the project. Total costs incurred under this agreement were approximately $5,160,000 and $4,437,400 as of September 30, 2008 and 2007, respectively. Costs due under the contract as of September 30, 2007 were approximately $221,800 in retainage. There were no amounts due as of September 30, 2008.

In January 2007, the Company entered into an agreement with a contractor for the design, engineering, procurement and construction services for construction of an administrative building for a fixed fee of approximately $513,300, subsequently amended to approximately $509,100. Costs incurred under this agreement totaled approximately $500,900 and $503,400 as of September 30, 2008 and 2007, respectively.

Marketing Contracts

In July 2006, the Company entered into a marketing agreement for the sale and marketing of all the ethanol the Company expects to produce.  The Company agrees to pay a fixed fee per gallon of ethanol sold for certain

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

marketing, storage and transportation costs, which will be included in cost of goods sold.  The initial term of the agreement shall be for 12 months beginning the first day of the month the Company ships ethanol and will be automatically extended for an additional 12 months unless either party gives a 90 day advance written notice of termination.

In February 2007, the Company entered into a procurement agreement with an unrelated party for the purchase of corn.  The term of this agreement shall be for five years followed by an automatic renewal term of one year unless terminated by either party giving 90 days advanced written notice.  A procurement fee shall be paid on a per bushels basis during the term of the contract. The contract also provides for additional third-party storage in the local surrounding area for a minimum of two turns per year.

In January 2008, the Company entered into a marketing agreement with an unrelated party to purchase wet distillers grains and solubles the Company is expected to produce.  The agreement commences on completion and start-up of operations of the Plant and continues for two years.  The agreement will remain in effect thereafter unless a 90 day advance written notice is provided by either party.

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

Management Agreements

In May 2006, the Company entered into an agreement with an unrelated party to manage the Company’s supply of natural gas.  The term of the agreement continues through April 30, 2011, and shall continue on a year to year basis thereafter until terminated by either party giving 60 days written advance notice. The Company also executed a sale and purchase agreement with the unrelated party for natural gas.  Either party may terminate the agreement by providing a 30 day advance written notice.  The Company is also required to hold a certificate of deposit for the benefit of the supplier in the amount of $775,000.

In June 2006, the Company entered into an agreement with an unrelated party for the transportation of natural gas. The rates charged and services rendered shall be specified in applicable company tariffs as approved by the Minnesota Public Utilities Commission, or as otherwise stated in the agreement. The contract was effective as of September 1, 2007 and continues for a period of five years.  At such time the contract will continue on a month by month basis until either party terminates the agreement upon providing a 30 day advance written notice.

In August 2006, the Company entered into an agreement with an unrelated party to qualify, monitor, register and manage the destruction and reduction of certain greenhouse gases and will assist with the quantification of such emission reductions for resulting emission credits. The Company agrees to a share distribution schedule as defined in the agreement as payment for services rendered.  The term of the agreement will continue for a period of 10 years, and will automatically be extended for two successive renewal terms of five years each, unless either party gives a 30 day advance written notice of termination to the other party.  Either party may also terminate the agreement for cause as defined in the agreement by providing a 15 day written advance notice. The Company incurred no costs under this agreement for all periods.

In May 2007, the Company entered into an agreement with an unrelated party for the supply of electric service to the facilities. After the initial 4 year rate agreement either party may terminate the agreement upon 12 months written notice.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

Natural Gas Contract

The Company has an agreement to purchase a minimum of 2,700 decatherms of natural gas transportation per day through May 31, 2011 at market price plus $0.015 per dekatherm of natural gas.

NOTE 12.  UNIT BASED COMPENSATION

Unit Plans

The Company has reserved up to 650,000 units to be issued for employee and non-employee compensation and other consultants who provide or will provide services to the Company.  The Company issued 291,000 of these units to employees and non- employees, with a total of 359,000 units available to be granted.  The fair value units issued totaled $6,000 and $550,250 for the fiscal years ending September 30, 2008 and 2007, respectively, for compensation, construction and easement rights.

Employment Agreements and Restricted Units

In May 2006 and April 2007, the Company executed employment agreements with related and unrelated parties to serve as chief executive officer, plant manager and chief financial officer of the company effective January 1, 2007 and June 1, 2007.  The Company agreed to pay the executives a base salary for the years ending from December 31, 2007 to 2009.  Starting in December (plant manager) and January (chief executive officer and chief financial officer) the executives shall have the opportunity to earn annual incentive compensation awards, not to exceed forty percent or fifty percent of the executive’s annual salary for that period.  The first option to purchase will range from December 2007 to January 2009 and will include an option and right of first refusal to repurchase the units at fair market value as determined by comparable sales of units at the time of the exercise of option, in the event the executive separates from employment.

As a one time signing bonus, the executives also received 22,500 restricted and non-restricted Class A units at a zero basis which vest over five years at 20% per year.  Vesting is contingent upon the executive being employed with the Company on any of the vesting dates.  The terms of the employment agreement shall commence on the agreed upon start date, and will terminate on December 31, 2009, unless renewed or extended by mutual written agreement.  The executives may terminate the employment agreement any time prior to the termination date, upon 180 days advance written notice.  In the event the executive is in breach of any terms as defined in the agreement, the Company may terminate the employment upon 5 days advance written notice.

Subsequent to year end, the Company and the Chief Executive Officer and Plant Manager agreed upon the termination of their employment agreements, effective October 31, 2008.  Both former employees will receive payment equal to two months base salary, restricted stock issuance of 2,500 and 1,000 which would have vested on January 1, 2009 based on their employment agreements, and continued health benefits through December 31, 2008. The Chief Executive Officer and Plant Manager forfeit the remaining profits interests and stock options available under their employment contracts. The Company has appointed its Chief Financial Officer to serve as Chief Executive Officer and its Operations Manager to serve as Production Manager. The units assigned to the former Chief Executive Officer and Plant Manager have been reassigned to the current Chief Executive Officer under the current employment contract.

The 22,500 units, as discussed above, are valued at approximately $45,000, of which 7,500 units are unrestricted and 15,500 units are restricted.  During the fiscal years ended 2008 and 2007, the Company recognized approximately $9,500 and $13,250, respectively, in compensation expense related to these grants.

As of September 30, 2008 and 2007, total unit-based compensation expense for restricted unit non-vested awards not yet recognized was $22,250 and $31,750, respectively.

OTTER TAIL AG ENTERPRISES, LLC

NOTES TO FINANCIAL STATEMENTS

September 30, 2008 and 2007

The fair value of all unit options, as discussed above, were estimated on the date of grant using the Black-Scholes option-pricing method with the flowing weighted-average assumptions used for grants in fiscal year 2007; dividend yield of 0% and expected volatility of 45%; risk-free interest rate of 4.08 to 4.09% based on the date of grant; expected lives of approximately 2 years.  Unit-based compensation for the year ended September 30, 2008 and 2007 was $4,969 and $3,728, respectively.

	Options Outstanding
	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at September 30, 2007	20,000	2.00
Granted	—	$—
Exercised	—	—
Canceled/forfeited/expired	—	—
Balance at September 30, 2008	20,000	2.00	1.0	$—
Vested and exercisable as of September 30, 2008	20,000	$2.00	1.0	$—

(1) The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at September 30, 2008.  Currently the fair value of the underlying units for all outstanding options is less than the exercise price.  Subsequent to year end, the Company chose to cancel these unit options.

NOTE 13.  EMPLOYEE BENEFITS

The Company offers a sponsored 401K; the plan is available to all its full time employees, with a matching rate of 50% based on the first 6% contributed by the employee, the plan is open to all employees over 18 years of age and has a 5 year vesting requirement, based upon the commencement date of the plan.  Expenses incurred for year ending September 30, 2008 and 2007 were approximately $31,000 and $2,050, respectively.