Form 10-Q
period 2008-12-31
Otter Tail Ag Enterprises, LLC
filed 2009-02-20
CIK 1425319

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

☐ Yes ☒ No

As of February 13, 2009, the Company has outstanding 23,944,000 Class A Membership Units.

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
DECEMBER 31, 2008

i

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Financial Statements (Unaudited)

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,543,803	$1,920,972
Restricted cash	174,930	635,286
Accounts receivable	1,786,140	2,657,721
Inventory	4,877,795	5,761,323
Prepaid expenses and other	1,314,048	366,322
Total current assets	9,696,716	11,341,624
Property and Equipment
Land and land improvements	4,388,517	4,388,517
Buildings	941,836	941,836
Office equipment	141,203	141,203
Plant and process equipment	108,989,740	108,963,404
	114,461,296	114,434,960
Less accumulated depreciation	(5,496,362)	(3,678,591)
Net property and equipment	108,964,934	110,756,369
Other Assets
Restricted cash - debt service reserve	2,601,078	2,638,895
Debt issuance costs, net of amortization	1,496,476	1,556,272
Total other assets	4,097,554	4,195,167
Total Assets	$122,759,204	$126,293,160
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Additional revolving loan	$6,000,000	$4,034,349
Accounts payable	1,214,236	702,661
Construction payable	20,046	20,046
Construction payable- related party	255,500	255,500
Derivative instruments	—	10,088
Accrued interest and other	355,405	841,822
Accrued purchase commitments	441,542	3,600,000
Current maturities of long-term debt	80,330,731	3,014,310
Total current liabilities	88,617,460	12,478,776
Long-term debt, net of current maturities	—	77,323,865
Commitments and Contingencies	—	—
Members’ Equity, 23,944,000 units outstanding	34,141,744	36,490,519
Total Liabilities and Members’ Equity	$122,759,204	$126,293,160

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months
	December 31, 2008	Ended December 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$25,531,288	$—

Cost of sales	25,811,166	—

Lower of cost or market adjustment	441,542	—

Gross Loss	(721,420)	—

Professional fees	174,318	111,723
General and administrative	374,862	332,674
Total operating expenses	549,180	444,397

Operating Loss	(1,270,600)	(444,397)

Other income (expense)
Loss on derivatives	—	(1,342,712)
Interest expense	(1,091,753)	(12,537)
Interest income	11,328	105,615
Total other income, net	(1,080,425)	(1,249,634)

Net Loss	$(2,351,025)	$(1,694,031)

Weighted Average Units Outstanding — Basic and Diluted	23,929,500	23,930,739

Net Loss Per Unit — Basic and Diluted	$(0.10)	$(0.07)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,351,025)	$(1,694,031)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,817,771	7,409
Amortization of debt financing costs	59,796	11,177
Lower of cost or market adjustment	441,542	—
Unit-based compensation	2,250	3,991
Unrealized loss on derivative instruments	—	865,278
Change in assets and liabilities:
Accounts receivable	871,581	—
Interest receivable	—	(23,236)
Inventory	441,986	(2,159,645)
Prepaid expenses and other	(947,726)	(2,137,208)
Derivative instruments	(10,088)	(1,147,357)
Accounts payable	511,575	202,270
Accrued purchase commitments	(3,158,458)	—
Accrued interest and other	(486,417)	(406,786)
Net cash used in operating activities	(2,807,213)	(6,478,138)

Cash Flows from Investing Activities
Capital expenditures	(26,336)	(1,091,355)
Payments for construction in process	—	(21,398,764)
Net cash used in investing activities	(26,336)	(22,490,119)

Cash Flows from Financing Activities
Payments for long-term debt	(7,444)	—
Change in restricted cash	498,173	703,993
Payments for debt issuance costs	—	(900)
Proceeds from line of credit	1,965,651	—
Proceeds from construction loan	—	28,057,381
Net cash provided by financing activities	2,456,380	28,760,474

Net Decrease in Cash and Equivalents	(377,169)	(207,803)
Cash and Equivalents — Beginning of Period	1,920,972	4,611,317
Cash and Equivalents — End of Period	$1,543,803	$4,403,534

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized $733,000 at December 31, 2007	$1,568,750	$1,359

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financials have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 13, 2009.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Significant estimates include the valuation of inventory, future purchase commitments and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. Marketing fees remitted by the Company are presented net in revenue.  Commissions were approximately $133,000 for the three months ended December 31, 2008.  No commissions were paid for the same period ending December 31, 2007.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At December 31, 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is at least possible this estimate will change in the future.

Restricted Cash

The Company maintains cash accounts set aside for requirements as part of the capital lease financing agreement. At December 31, 2008 and September 30, 2008, the total of these accounts was approximately $2,800,000 and $3,300,000, respectively.

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

Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

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

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

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

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.  No liabilities were recorded at December 31, 2008 or September 30, 2008.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period.  Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  As of December 31, 2008, the effects of 4,500 unit equivalents are excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the period ended December 31, 2008.  As of December 31, 2007, the Company had 34,500 Unit equivalents outstanding, relating to outstanding Unit options and unvested restricted Units.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133.  SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations,

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

and how derivative instruments and related hedged items affect an entity’s first fiscal year that begins after November 15, 2008.  The Company currently plans to adopt SFAS 161 during its 2010 fiscal year.  Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations, or cash flows.

NOTE 2.  GOING CONCERN

The Company incurred net losses of $8.7 million for the year ended September 30, 2008, and has incurred net losses of $2.4 million as of December 31, 2008. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

The Company operated half of fiscal year 2008 in development stage, therefore having substantial operating expenses with limited income; the original projected loss for fiscal 2008 was an operational loss of $1.8 million. Commodity prices were a significant influence on the viability of the Company achieving its financial objectives, and record high prices during the summer that coincided with the Company’s first full production quarter after commissioning and performance testing led to operational losses in the quarter, which was also its last quarter of the fiscal year. This major commodity (corn) is influenced by external factors beyond the Company’s control which lead to higher than normal market pricing.  To secure product for fiscal 2009, the Company executed a number of forward purchase contracts. The global financial situation caused major reductions in commodity prices, leaving a shortfall between contract and present market value. Not only did the market influence the Company’s input costs, but also output prices. This gave rise to a situation whereby the Company had commitments that it was required to honor but could not obtain the required return to justify its carrying value. In recognition, the Company has recorded an amount to reflect its best estimate between then present market value and the future realization (See Note 4).  At December 31, 2008 the Company has drawn the maximum amount available on their line of credit and is in default of its financing agreements (See Note 6).

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company’s short-term plan to address the expected shortfall of working capital is to generate additional funds through a combination of raising equity by having a planned voluntary capital campaign, along with a renegotiating and restructuring of the Company’s debt.  The Company’s long-term plan includes evaluating improved technologies to either earn additional revenue or reduce operating costs. If the Company is unsuccessful in raising additional funds or revenues from any of these sources or restructuring its debt, it will defer, reduce, or eliminate certain planned expenditures. The Company will continue to consider other funding sources. There can be no assurance that the Company will be able to obtain any sources of funding on acceptable terms, or at all.

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

NOTE 3.  MEMBER’S EQUITY

In February 2009, the Company filed a registration statement with the state of Minnesota for an intrastate offering of our units for a maximum of 36 million Class A units at a cost of $0.50 per unit. This offering is limited to residents

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

of the state of Minnesota. A subscriber is required to purchase a minimum of 12,500 units ($6,250). The offering will expire one year from the effective date of the offering.  The offering has not yet been declared effective.

NOTE 4.  INVENTORY

 Inventory consists of the following at:

	12/31/08	9/30/08*
Raw materials	$1,121,717	$2,075,474
Work in progress	1,858,319	1,999,300
Finished goods	1,504,348	1,294,635
Spare parts	393,411	391,914
Total	$4,877,795	$5,761,323

* Derived from audited financial statements.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At December 31, 2008, the Company has forward corn purchase contracts to purchase approximately 218,000 bushels costing approximately $1,300,000 through June 2009. At September 30, 2008, the Company had forward corn purchase contracts to purchase approximately 2,775,000 bushels costing approximately $14,000,000 through June 2009.

Currently, some of these contract prices are above current market prices for corn.  Given the declining ethanol price, upon taking delivery under these contracts, the Company would not be able to recover the above market value cost incurred.  Accordingly, the Company recorded an accrued loss on these purchase commitments aggregating to approximately $442,000 for the period ended December 31, 2008 and approximately $3,600,000 for the fiscal year ended September 30, 2008. The loss was recorded in lower of cost or market adjustments on the statement of operations.  The amount of the loss was determined by applying a methodology similar to that used in the impairment evaluation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments and inventory could be recorded in future periods.

NOTE 5.  DERIVATIVE INSTRUMENTS

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

At December 31, 2008, the Company has no derivative instruments. For the period ended December 31, 2008, the Company recorded realized losses on derivative instruments of approximately $234,000 and are included in cost of goods sold in our statement of operations. At September 30, 2008 the Company recorded a net liability of approximately $10,000, which included a liability of approximately $77,000 and cash of $67,000.

NOTE 6.  BANK FINANCING

Short-term debt consists of the following at:

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

	12/31/08	9/30/08*
Construction and Term Loan, see terms below	$35,000,000	$35,000,000
New Markets Tax Credit Loan, see terms below	19,175,000	19,175,000
County capital lease, (Note 5)	26,010,000	26,010,000
Equipment financing	145,731	153,175
Total short-term debt	$80,330,731	$80,338,175

Revolving line of credit, see terms below	$6,000,000	$4,034,348

* Derived from audited financial statements.

The loans described below are subject to credit agreements with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

The Company was in violation of financial covenants as of September 30, 2008. The Company failed to meet tangible net worth requirements and reporting requirements as of September 30, 2008.  As of September 30, 2008, the financing agencies have waived the compliance with the tangible net worth ratio and reporting requirements through October 1, 2009. All the Company’s long-term debt has been reclassified as current maturities of long-term debt as of December 31, 2008 because the Company is in default of their loan agreements.  The Company has not made interest payments since December 31, 2008 on the County capital lease and February 1, 2009, interest payments on the New Market Tax Credit loans and the construction and term loans.  The Company doe not expect to be able to pay the principal payment on the County capital lease which is due in February.

New Market Tax Credit Loan

In March 2007, the Company entered into the agreement with MMCDC New Markets Fund II, LLC (“NMF”) for the amount of $19,175,000. The Company has guaranteed it will be in compliance with the program over the tax credit recapture period from September 2007 until September 2014. The NMF loan is divided into two portions: a term loan of $14,480,500 (the “Term Loan”) and subordinated note for $4,694,500 (the “Subordinated Note”). The Term Loan contains a provision in which the Company must make interest only payments on the 6th day of the first month following the initial advancement, August 2007, until the 85th month. On the sixth day of the 85th month and continuing for an additional 48 months, the Company shall pay the amortized unpaid principal together with the accrued interest. The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 1.0%, totaling 5.00% and 6% at December 31, 2008 and September 30, 2008, respectively.

The Subordinated Note for $4,694,500 carries a fixed interest rate of 2.514%. On the first day of each month following the initial advance, August 2007, interest only payments will be made until September 2014, when a principal payment of $400,000 is required.

Construction and Term Loan

In March 2007, the Company entered into an agreement with a lender for the construction financing.  The finance commitment has two phases; the construction loan (the “Construction Loan”), followed by the term loan (the “Construction Term Loan”), term revolving note (the “Construction Term Revolving Note”), and a revolving line of

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

credit loan (the “Revolving Line of Credit Loan”). Conversion to the Construction Term Loan occurred on June 1, 2008.

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

Construction Term Loan

Upon satisfactory completion of the Plant a portion of the Construction Loan converted to the Construction Term Loan, totaling $29,000,000. The interest rate was reduced to LIBOR plus 2.95% on the Construction Term Loan, which totaled 4.57% at December 31, 2008 and 5.41% at September 30, 2008.  The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan. The Company is required to make interest payments only on the 1st of day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, which was determined to be June 1, 2008, payable in full in June 2018. In addition to the scheduled payments, the Company will make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

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

Construction Term Revolving Note

The amount of the Construction Term Revolving Note that converted to the Term Revolving Note upon satisfactory completion of the Plant was $6,000,000. The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 4.57% at December 31, 2008 and 5.41% as of September 30, 2008.  The purpose of this loan is for cash and inventory management purposes.

Revolving Line of Credit Loan

The Company also has a Revolving Line of Credit Loan with the same lending institution that provided construction financing for up to $6,000,000.  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 4.57% at December 31, 2008 and 5.41% as of September 30, 2008.  The purpose of this loan is for general and operating expenses. The maturity of the line of credit is 364 days from commencement, or March 29, 2009, on the maturity date the principal and any outstanding accrued interest will be due. The Company pays a commitment fee of 0.35% on the unused portion of the line of credit, payable quarterly in arrears. The interest rate is equal to LIBOR plus 2.95% if the Company’s tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assets) is less than or equal to 60% or to LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%.  As of December 31, 2008 and September 30, 2008, $6,000,000 and $4,034,348 were advanced against the line of credit, respectively.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

Equipment Financing

In April 2008, the Company entered into two equipment financing agreements with an unrelated party through 2013.  Payments range from approximately $700 per month to approximately $2,500 per month with interest rates ranging from 4.56% to 5.5%.

NOTE 7.  LEASES

County Capital Lease

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

Under the Capital Lease with the County, the Company started making payments on May 25, 2008 and on the 25th of each month thereafter.  Until May 25, 2008, interest was being paid through the interest reserve fund included in restricted cash. The Capital Lease payments correspond to the interest of 1/6 the amount due on the bonds on the next interest payment date. Capital Lease payments for principal start in November 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding bonds on the next semi-annual principal payment date. The Company is expected to make lease payments of principal and interest that correspond to the principal and interest the County will pay on the General Obligation Bonds Series 2007B and 2007C.  Interest payments were financed through an interest reserve recorded as restricted cash until payments began. The Company is expected to make Capital Lease payments that correspond to 1/6 the amount of interest payable due on the bonds on the following February 1 or August 1 and principal amounts equaling 1/12 of the principal due on the following February 1. The Company has guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, the Company will provide such funds as are needed to fund the shortfall. The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.

The Company failed to make basic payments on the County capital lease as of December 31, 2008, which caused the Company to default on the capital lease.  Accordingly, the capital lease has been reclassified to current maturities of long-term debt.

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

In September 2007, the Company entered into an easement agreement for a permanent easement for certain parcels of land.  Under the terms of the agreement, the Company agreed to pay a sum of $2,000, paid December 2007 and increasing annually at 5% for twenty-five years, up to a maximum of $6,500.  In addition to the cash, the parties also received 3,000 member units, issued as of December 31, 2007.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

In October 2006, the Company entered into a land lease for the construction and certain activities related to the operation and maintenance of rail track.  Under the terms of this agreement, the Company agreed to pay $4,200 as base rent and increasing annually at 3% thereafter.  Either party can terminate this agreement giving at least 30 day’s written notice.

At December 31, 2008, future minimum lease payments under the County Capital Lease are as follows:

2009	$2,566,000
2010	3,506,000
2011	3,527,000
2012	3,515,000
2013	3,491,000
After 2013	22,165,000
Total	$38,770,000
Less amount representing interest	12,760,000
Present value of minimum lease payments included in current maturities of debt	$26,010,000

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

In February 2007, the Company entered into a procurement agreement with an unrelated party for the purchase of corn. The term of this agreement shall be for five years followed by an automatic renewal term of one year unless terminated by either party giving 90 days advanced written notice. A procurement fee shall be paid on a per bushels basis during the term of the contract. The contract also provides for additional third-party storage in the local surrounding area for a minimum of two turns per year. In January 2009, this contract was amended changing the procurement fee structure.

In July 2006, the Company entered into a marketing agreement for the sale and marketing of all the ethanol the Company expects to produce. The Company agrees to pay a fixed fee per gallon of ethanol sold for certain marketing, storage and transportation costs, which will be included in cost of goods sold. The initial term of the agreement shall be for 12 months beginning the first day of the month the Company ships ethanol and will be automatically extended for an additional 12 months unless either party gives a 90 day advance written notice of termination.

In January 2008, the Company entered into a marketing agreement with an unrelated party to purchase wet distillers grains and solubles the Company is expected to produce. The agreement commences on completion and start-up of operations of the plant and continues for two years. The agreement will remain in effect thereafter unless a 90 day advance written notice is provided by either party.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

Natural Gas

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

NOTE 9. UNIT BASED COMPENSATION

Employment Agreements and Restricted Units

In October 2008, the Company and the Chief Executive Officer and Plant Manager agreed upon the termination of their employment agreements, effective October 31, 2008. Both former employees will receive payment equal to two months base salary, restricted stock issuance of 2,500 and 1,000 which would have vested on January 1, 2009 based on their employment agreements, and continued health benefits through December 31, 2008. The Chief Executive Officer and Plant Manager forfeit the remaining profits interests and stock options available under their employment contracts. The Company has appointed its Chief Financial Officer to serve as Chief Executive Officer (CEO) and its Operations Manager to serve as Production Manager.  The CEO signed a new employment contract on December 1, 2008.  In the contract the Company granted the CEO 10,000 Class A member units which will vest at varying rates through December 31, 2010.

NOTE 10. FAIR VALUE

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008 in accordance with FASB Staff Position 157-2 (FSP 157-2).

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company financial position, results of operations, or cash flows for the quarter ended December 31, 2008.

SFAS 159 permits the Company to irrevocably choose to measure certain financial instruments and other items at fair value. Except for those assets and liabilities which are required to be recorded at fair value the Company elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008 and 2007

data. Level 3 inputs are unobservable and corroborated by little or no market data. The Company uses valuation techniques in a consistent manner from year-to-year.

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis.

	December 31, 2008
	Fair Value Carrying Amount in the Balance Sheet
		Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets
Money market funds (included in restricted cash and debt service reserve)	$2,776,008	$2,776,008	$—	$—
Certificates of deposit (included in cash and equivalents	$787,930	$—	$787,930	$—
Total	$3,563,938	$2,776,008	$787,930	$—

The fair value of the money market funds is based on quoted market prices in an active market. The Company determines the fair value of the certificates of deposits using information provided by the issuing bank, which includes discounted expected cash flows of the certificates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2008, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited financial statements and notes thereto and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. Nonetheless, the Company’s expectations, beliefs or projections may not be achieved or accomplished.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as updated in Part II, Item 1A of this Quarterly Report.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A — Risk Factors,” and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, and include the following:

•

Our ability to renegotiate the terms of our senior debt agreements and/or obtain waivers from our lenders to avoid any or all of our lenders exercising their default remedies on agreements of which we are currently in default;

•	The availability and adequacy of our cash flow to meet its requirements, including payment of loans;

•	Economic, competitive, demographic, business and other conditions in our local, regional and national markets;

•	Effect of foreclosure sales in the industry;

•	Changes in the availability and price of corn;

•	Changes in the availability and price of natural gas;

•	Changes in the environmental regulations that apply to our Plant operations;

•	The occurrence of certain events causing an economic impact in the agriculture, oil, or automobile markets;

•	Lack of transport, storage, and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes and advances in ethanol and other renewable fuels production technology;

•	Changes in interest rates or the availability of credit, and limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	The results of our hedging transactions and other risk mitigation strategies;

•	Our ability to retain key employees and maintain labor relations;

•	Our ability to develop diverse revenue streams;

•	Our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended;

•	Changes or developments in laws, regulations, tariffs or taxes in the ethanol, agricultural or energy industries;

•	Competition in the ethanol industry and excess capacity in the industry;

•	Litigation against us or any third party suppliers;

•	The loss of any license or permit;

•	The lack of a public market for our membership units and restrictions on unit transfer;

•	The loss of our Plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required; AND

•	Changes in our business strategy, capital to support capital improvements and development.

Summary

Otter Tail Ag Enterprises, LLC, a Minnesota limited liability company (the “Company,” “Otter Tail,” “we,” “our,” or “us”), owns and operates a nameplate 55 million gallon annual production plant of undenatured ethanol in Fergus Falls, Minnesota (the “Plant”).

Liquidity and Capital Resources

Overview

As of December 31, 2008, we had total assets of approximately $123,000,000 consisting primarily of cash, restricted cash, accounts receivable, inventory, financing costs and property, plant, and equipment.  As of December 31, 2008, we had current liabilities of approximately $89,600,000 consisting primarily of accounts payable, line of credit, and outstanding debt.   All of our long-term debt, consisting of approximately $77,000,000 of bank debt financing and capital lease financing for the construction of the Plant, has been reclassified as current maturities of long-term debt, because we were in default as of February 1, 2009 on our capital lease with Otter Tail County, Fergus Falls, Minnesota (the “County”) for failure to make basic payments (defined as payments equal to the aggregate amount of principal and interest outstanding on the bonds issued by the County in conjunction with the capital lease), and we have failed to make interest payments specifically on the Subordinate Exempt Facility Revenue Bonds Series 2007A bonds since December 31, 2008.  We have also not made interest payments on the MMCDC New Markets Fund II, LLC (“NMF”) Tax Credit Loans.  In addition, as of February 15, 2009, we were in default under our Master Loan Agreement with Agstar Financial Services, P.C.A. (“Agstar”) for failure to pay principal and interest due.  We are working with Agstar to secure a payment waiver for this principal payment until June 2009.  Under the terms of our respective agreements with Agstar, NMF and the County, the lenders may exercise any or all default remedies against us, including but not limited to acceleration of all outstanding unpaid principal amounts.  For more information on these defaults, and the remedies available to Agstar, NMF and the County, please see our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009.

For the three months ended December 31, 2008, cash used in operating activities was approximately $2,800,000, cash used in investing activities was approximately $26,000 and cash provided by financing activities was approximately $2,500,000.

We commenced operations of our Plant in June 2008.  Total cash flow from the project following operational commencement of the project has been impacted by many factors including, but not limited to, the final cost of the project, timing of commencement of operations, the speed of ethanol production during the start-up phase, as well as energy and corn prices. As of December 31, 2008, we had completely drawn on our revolving line of credit with Agstar in the amount of approximately $6,000,000, and are restricted on drawing on the our revolving line of credit in any additional amounts.

Also, based on the our operating plan, we believe our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through the fiscal year ending September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  Assuming no deterioration in margins between corn and ethanol prices, we estimate that we will require approximately an additional $6,500,000 to fund our planned operating expenses, capital expenditures, and working capital requirements through the end of fiscal year 2009.  In addition, we failed to meet tangible net worth and reporting requirements in violation of certain financial covenants, but the financing agencies have waived the compliance with these ratios through October 1, 2009.  See Note 2 in our footnotes to our financial statements for more information on the sufficiency of existing capital to meet our cash requirements and our ability to operate as a going concern.  Finally, as provided above, we are currently in default on our Master Loan Agreement with Agstar, our tax credit loans with NMF, and our capital lease with the County.  We are working with our lenders to restructure our loan agreements.

We will attempt to raise additional capital through an offering of our units.  In February 2009, we filed a registration statement with the state of Minnesota for an intrastate offering of our units to existing members who are residents of Minnesota and other Minnesota residents.  The offering is for a maximum of 36 million of our units at a per-unit cost of $0.50. Each subscriber is required to purchase a minimum of 12,500 units in the offering.  The offering will open for one year from the effectiveness of the registration statement, or at such other time as determined by our Board of Governors.

Short-term Debt Sources

We have a revolving promissory note with Agstar for up to $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95%, which totaled 4.57% at December 31, 2008 and 5.41% as of September 30, 2008.  The purpose of this loan is for general and operating expenses.  The maturity of this line of credit is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.  As of December 31, 2008 and September 30, 2008, $6,000,000 and $4,034,348 were advanced against the line of credit, respectively.

Long-Term Debt Sources

We have entered into two loan agreements and one capital lease agreement for financing of the Plant.  The total loan commitment is $60,000,000 and the capital lease is $26,010,000, and both are described further below.  All of our long term debt described below has been reclassified as current maturities of long-term debt, because we are in default on our Master Loan Agreement with Agstar for failure to make required principal and interest payments, our tax credit loans with NMF for failure to make required interest payments, and our capital lease with the County for failure to make required basic payments equal to the aggregate amount of principal and interest outstanding on County bonds, entitling Agstar, NMF and the County to exercise any and all default remedies against us, including but not limited to acceleration of all outstanding unpaid principal amounts.  For more information on these defaults, and the remedies available to Agstar, NMF and the County, please see our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009.

We entered into a senior debt financing agreement for a construction loan of $35,000,000 from Agstar, which includes a term and revolving loan (collectively, the “Construction Loan”).  We made interest payments during the construction phase at the LIBOR plus 3.15%.  Interest was paid quarterly in arrears on the first day of January, April, July and October. At completion of the Plant, the loan converted into the Construction Term Loan and Construction Term Revolving Note.

 The Construction Loan converted to a term loan (the “Construction Term Loan”) and term revolving loan on June 1, 2008, totaling $29,000,000. The interest rate was reduced to LIBOR plus 2.95% on the Construction Term Loan, which totaled 4.57% at December 31, 2008 and 5.41% at September 30, 2008.  The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan.  We are required to make interest payments only on the 1st of day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, which was determined to be June 1, 2008, payable in full in June 2018. In addition to the scheduled payments, we will make additional principal payments equal to 65% of our excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

Commitment fees of $20,000 were charged at the time of conversion and will be charged annually thereafter.

The maximum amount of the Construction Loan that could be converted to the term revolving loan is $6,000,000 (the “Revolving Loan”).  The amount of the Construction Term Loan that did convert to the Revolving Loan was $6,000,000. We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 4.57% at December 31, 2008 and 5.41% at September 30, 2008.  The purpose of this loan is for cash and inventory management.

On March 30, 2007, we entered into a loan arrangement with NMF for the amount of $19,175,000 (the “NMF Loan”).  The tax credit period of the NMF Loan is from September 2007 to September 2014.  The NMF Loan is divided into two portions including a term loan of $14,480,500, which we shall make interest only payments on beginning the 6th day of the first month following the initial advancement until the 85th month.  On the 6th day of the 85th month and continuing for an additional 48 months we shall pay the amortized unpaid principal together with the accrued interest.  The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 100 basis points, totaling 5.00% and 6% at December 31, 2008 and September 30, 2008, respectively.  In addition there is a subordinated loan note for $4,694,500 which will carry an interest rate of 2.514%.  On the 1st day of each month following the initial advance, which occurred in August 2007, we are required to make interest only payments until September 2014 when we are required to make a principal payment of $400,000.  We are currently in default under our NMF Loan for failure to make required interest payments.

Capital Lease

In April 2007, we entered into a long term equipment lease agreement (the “Equipment Lease Agreement”) with the County in order to finance equipment for the Plant (the “Capital Lease”).  The Equipment Lease Agreement has a term from May 1, 2007 through November 2019. The County financed the purchase of equipment through Subordinate Exempt Facility Revenue Bonds Series 2007A totaling $20,000,000, General Obligation Tax Abatement Bonds Series 2007B totaling $5,245,000, and Taxable General Obligation Tax Abatement Bonds Series 2007C totaling $765,000 (collectively, the “Bonds”).

Under the Equipment Lease Agreement with the County, we started making payments on May 25, 2008 and have and will make payments on the 25th of each month.  Payments for principal start on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding Bonds on the next semi-annual principal payment date. We also make Capital Lease payments of principal and interest that correspond to the principal and interest the County pays on the General Obligation Bonds Series 2007B and 2007C.   We pay Capital Lease payments that correspond to 1/6 the amount of interest payable due on the Bonds on February 1 or August 1 of each year and principal amounts equaling 1/12 of the principal due each February 1.  We have guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, we should provide such funds as are needed to fund the shortfall.  The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.  We are in default under the Capital Lease for failure to make required basic payments.

Results of Operations for the Three Ended December 31, 2008 and December 31, 2007

Results of Operations

Revenues

Our revenues were approximately $25,500,000 for the three months ended December 31, 2008.  We had no revenues during the three months ended December 31, 2007.  The increase in revenues from the three months ended December 31, 2008 compared to the three months ended December 31, 2007 is due to the Plant beginning to produce ethanol in March 2008. Prior to March 2008, including the entire quarter for the three months ended December 31, 2007, the Company was in the developmental stage.

Cost of Sales

Our cost of sales were approximately $25,800,000 for the three months ended December 31, 2008.  Our cost of sales as a percentage of revenues is 101% for the three months ended December 31, 2008.  We had no cost of sales for the three months ended December 31, 2007, as we began producing ethanol during March 2008.  The high cost of sales relative to revenues is a function of the spread between high corn prices and low ethanol prices during the three months ended December 31, 2008, and the effect of our derivative instruments and lower of cost or market valuation.

Operating Expenses

Our operating expenses were approximately $550,000 for the three months ended December 31, 2008.  Compared to the three months ended December 31, 2007, our operating expenses increased by approximately $100,000, or 24%.  These increases are primarily due to the Plant becoming operational as of March 2008 as well as professional and consulting fees.  For the three months ended December 31, 2008, our material operating expenses were: 1) approximately $370,000 related to general and administrative expenses; 2) and approximately $170,000 related to professional fees. Some major factors impacting professional fees for the three months ended December 31, 2008 were IT support and legal and accounting fees for SEC filings.  In the three months ended

December 31, 2007, our material operating expenses were: 1) approximately $330,000 related to general and administrative expenses; and 2) approximately $110,000 for professional fees.

The following table shows cash flows for the three month periods ended December 31, 2008 and 2007:

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Cash Flows used in Operating Activities	(2,807,214)	(6,478,138)
Cash Flows used in Investing Activities	(26,336)	(22,490,119)
Cash Flows from Financing Activities	2,456,380	28,760,474

Cash Flow Used in Operations

The net cash flow used in operating activities for the three months ended December 31, 2008 decreased approximately $3,700,000 over that for the three months ended December 31, 2007.  The use of cash flows in operating activities was the result of the spread between ethanol and corn prices causing us to incur losses for the first quarter of fiscal 2009.  As disclosed above, we believe our existing working capital will not be sufficient to meet the cash requirements to fund the our planned operating expenses for the remainder of fiscal 2009.

Cash Flow Used in Investing Activities

Cash used for investing activities decreased by approximately $22,500,000 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, primarily because construction of the Plant was complete as of the end of fiscal 2008, and construction-related payments significantly decreased during the first quarter of fiscal 2009.

Cash Flow From Financing Activities

Since our inception, we have generated significant cash inflows from bank financing arrangements and member equity contributions.  Proceeds for the three months ended December 31, 2008 from our bank financing arrangements decreased by approximately $26,300,000 compared to the bank proceeds for the three months ended December 31, 2007.  This is primarily due to the proceeds from our construction loan being fully utilized as of the end of fiscal 2008.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include valuation of derivative instruments and inventory. An in-depth description of these can be found in our Annual Report on Form 10-K for the year ended September 30, 2008. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2008.

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

We used debt to finance a significant amount of our expenditures in the year ended September 30, 2008 and in the three months ended December 31, 2008.  These agreements will expose us to market risk related to changes in interest rates.

Commodity Price Risk

Effective April 8, 2008, we closed the majority of all derivative positions.  At December 31, 2008, we have no derivative instruments that expose us to commodity price risk. For the period ended December 31, 2008, we recorded a realized loss of approximately $234,000.  We recorded an accrued loss on our firm purchase commitments related to corn aggregating to approximately $442,000 for the period ended December 31, 2008 and approximately $3,600,000 for the fiscal year ended September 30, 2008.  At September 30, 2008 the Company recorded a net liability of approximately $10,000, which included a liability of approximately $77,000 and cash of $67,000.  There were no derivative instruments as of December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, we have conducted annual evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  In our Evaluation of Disclosure Controls and Procedures filed with our Annual Report on Form 10-K for the year ended September 30, 2008, we reported that the Company’s disclosure controls and procedures are not yet fully effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the chief executive officer/chief financial officer as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the quarter ended December 31, 2008, we continued to design enhancements to our controls, including the following:

•	Implementing a search for a full-time controller or CFO with appropriate U.S. GAAP and SEC experience;
•	Establishing and implementing a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K; and
•	Employing the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

As a result of these material weaknesses, which were not remediated as of December 31, 2008, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.  The implementation of the remediation plan described above has been initiated and will continue through the first half of fiscal 2009 and possibly beyond. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting or disclosure controls in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. “Risk Factors” are conditions that may cause investment in our Company to be speculative or risky.  In addition to those Risk Factors, the Company is aware of the following risk factors for that we identified during the three months ended December 31, 2008:

We have defaulted on our capital lease with Otter Tail County and other loan agreements with our senior lenders and our lenders may declare all amounts of principal and interest due immediately.

We were in default as of February 1, 2009 on our capital lease with the County for failure to make basic payments (defined as payments equal to the aggregate amount of principal and interest outstanding on the bonds issued by the County in conjunction with the capital lease), and we have failed to make interest payments specifically on the Subordinate Exempt Facility Revenue Bonds Series 2007A bonds since December 31, 2008.  We have also failed to make interest payments on the NMF Tax Credit Loans, rendering us in default under our Construction and Term Loan Agreement with NMF.  In addition, as of February 15, 2009, we were in default under our Master Loan Agreement with Agstar for failure to pay principal and interest due.  We are working with Agstar to secure a payment waiver for this principal payment until June 2009, and with NMF and the County on any and all restructuring options.  Under the terms of our respective agreements with Agstar, NMF and the County, the lenders may exercise any or all default remedies against us, including but not limited to acceleration of all outstanding unpaid principal amounts.  In the event that any of our lenders determines to exercise their respective default remedies, we would likely be forced to proceed with a bankruptcy, liquidation, reorganization, or other winding down of the business affairs.  For more information on these defaults, and the remedies available to Agstar, NMF and the County, please see our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009.

We anticipate needing to raise additional capital to meet our short-term needs, and may be unsuccessful in doing so.

We will require significant capital for a number of expenditures, including financing operations, paying indebtedness, and implementing our restructuring plan. We believe that much of this capital must come from sources outside of available cash flows from our operations.  There is no guarantee that we will be successful in raising enough capital from outside sources to adequately fund our operations and other short-term needs.  In the event that we are unable to obtain enough capital, we may be forced to proceed with a bankruptcy, liquidation, reorganization, or other winding down of the business affairs. Even if we are able to obtain additional debt financing, we may not be able to do so upon favorable terms. Alternatively, if we seek additional equity financing in the future, the ownership of our current members will be diluted. In order to attract investors, we may also have to offer equity at prices lower than the Units offered hereby.

 We currently have equipment repairs that will cause us to stop production for a limited time and we may be required to make other unscheduled maintenance or repairs to continue operations.

As of the filing date of this quarterly report on Form 10-Q, we have equipment repairs and equipment cleaning that will cause us to stop production for an estimate of at least two (2) days.  We will be replacing equipment that is currently under warranty.  However, we may have other unscheduled maintenance and repair obligations in the future that may or may not be covered by warrant and, other than routine maintenance; we cannot predict what equipment may need maintenance and repair, how much such maintenance and repair may cost, and how long we would have to stop production to perform such maintenance and repair.

Given the current condition of the Company and the ethanol market generally, it is unlikely that we will make any distributions in the near future.

Our obligations to our creditors restrict our ability to make any distributions at this time, or at any time in the next year.  We may only make distributions in the event that we have positive cash flow.  We have not had a positive cash flow since early 2008.  Positive cash flow and cash distributions are not assured in the future, and we are not now, and may never again be, in a position to make such distributions. Whether we are able to generate sufficient cash flow from our business to make distributions to members will depend on numerous factors, including:

•	Required principal and interest payments on any debt and compliance with applicable loan covenants which will reduce the amount of cash available for distributions;

•	Our ability to operate our plant at full capacity which directly impacts our revenues;

•	Adjustments and amounts of cash set aside for reserves and unforeseen expenses; and

•	State and federal regulations and subsidies, and support for ethanol generally which can impact our profitability and the cash available for distributions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see Note 6 to our condensed unaudited financial statement notes in Part I, Item I of this quarterly report on Form 10-Q and our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009 for information regarding defaults on our existing loan and capital lease agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of members was held on February 12, 2009. Of the 23,944,000 units outstanding and entitled to vote at the meeting as of January 26, 2009, 12,332,164 units were present, either in person or by proxy. The following describes the matters considered by the members at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

Proposal 1: To elect three (3) governors to hold office for a term of three years or until their respective successors have been elected and shall qualify.

Nominees	Votes
Gregory Smith	For: Against: Abstain:	6,219,166 0 6,112,998
John Anderson	For: Against: Abstain:	6,219,166 0 6,112,998
Jonathan Piekarski	For: Against: Abstain:	6,271,666 6,060,498

Jerry Larson, Lee Rogness, Mark Ellison, Hans Ronnevik, Ed Mehl, Philip Deal, Gerald Rust and Ronald Tobkin continued their respective terms as governors after the Annual Meeting.

Proposal 2: To ratify and approve the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as our independent auditors for the fiscal year ending September 30, 2009.

Votes

For:	6,324,166

Against:	0

Abstain:	6,007,998

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL AG ENTERPRISES, LLC

Date: February 20, 2009	By:	/s/ Anthony Hicks
Anthony Hicks
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2008

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith.