Form 10-Q
period 2009-03-31
Otter Tail Ag Enterprises, LLC
filed 2009-05-15
CIK 1425319

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filter or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

As of May 15, 2009, the Company has outstanding 23,944,000 Class A Membership Units.

OTTER TAIL AG ENTERPRISES, LLC

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED

MARCH 31, 2009

i

PART I — FINANCIAL INFORMATION

Item 1. — CONDENSED FINANCIAL STATEMENTS (Unaudited)

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$430,812	$1,133,041
Restricted cash	968,464	1,423,217
Accounts receivable	2,253,402	2,657,721
Inventory	3,209,437	5,761,323
Prepaid expenses and other	1,444,478	366,322
Total current assets	8,306,593	11,341,624
Property and Equipment
Land and land improvements	4,388,517	4,388,517
Buildings	941,836	941,836
Office equipment	141,203	141,203
Plant and process equipment	108,989,740	108,963,404
	114,461,296	114,434,960
Less accumulated depreciation	(7,315,856)	(3,678,591)
Net property and equipment	107,145,439	110,756,369
Other Assets
Restricted cash - debt service reserve	2,601,819	2,638,895
Debt issuance costs, net of amortization	—	1,556,272
Total other assets	2,601,819	4,195,167
Total Assets	$118,053,851	$126,293,160
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Additional revolving loan	$6,000,000	$4,034,349
Accounts payable	508,938	702,661
Construction payable	—	20,046
Construction payable- related party	254,564	255,500
Accrued interest and other	1,519,407	851,910
Accrued purchase commitments	168,422	3,600,000
Current maturities of long-term debt	80,129,336	3,014,310
Total current liabilities	88,580,666	12,478,776
Long-term debt, net of current maturities	—	77,323,865
Commitments and Contingencies	—	—
Members’ Equity, 23,944,000 units outstanding	29,473,184	36,490,519
Total Liabilities and Members’ Equity	$118,053,851	$126,293,160

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$22,699,033	$60,369

Cost of sales	24,014,296	408,301

Lower of cost or market adjustment	168,422	—

Gross Loss	(1,483,684)	(347,932)

Professional fees	190,763	174,680
General and administrative	389,102	399,607
Total operating expenses	579,864	574,287

Operating Loss	(2,063,549)	(922,219)

Other income (expense)
Interest expense	(1,114,911)	—
Impairment on financing costs	(1,496,476)	—
Interest income	6,376	56,029
Total other income (expense), net	(2,605,012)	56,029

Net Loss	$(4,668,560)	$(866,190)

Weighted Average Units Outstanding — Basic and Diluted	23,944,000	23,925,000

Net Loss Per Unit — Basic and Diluted	$(0.20)	$(0.03)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$48,230,321	$60,369

Cost of sales	50,267,002	408,301

Lower of cost or market adjustment	168,422	—

Gross Loss	(2,205,103)	(347,932)

Professional fees	365,081	286,403
General and administrative	763,964	732,282
Total operating expenses	1,129,045	1,018,685

Operating Loss	(3,334,148)	(1,366,617)

Other income (expense)
Loss on derivatives	—	(1,342,712)
Interest expense	(2,206,664)	(12,537)
Impairment on financing costs	(1,496,476)	—
Interest income	17,703	161,644
Total other expense, net	(3,685,437)	(1,193,605)

Net Loss	$(7,019,585)	$(2,560,222)

Weighted Average Units Outstanding — Basic and Diluted	23,944,000	23,923,995

Net Loss Per Unit — Basic and Diluted	$(0.29)	$(0.10)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(7,019,585)	$(2,560,222)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,637,265	18,552
Amortization of debt financing costs	59,796	64,049
Impairment of debt financing costs	1,496,476	—
Lower of cost or market adjustment	168,422	—
Unit-based compensation	2,250	7,487
Unrealized loss on derivative instruments	—	442,755
Change in assets and liabilities:	—
Accounts receivable	404,319	(60,369)
Grant receivable	—	(187,500)
Interest receivable	—	11,379
Inventory	2,383,464	(4,690,492)
Prepaid expenses and other	(1,078,156)	(3,895,327)
Derivative instruments	—	(832,493)
Accounts payable	(214,706)	1,516,529
Accrued purchase commitments	(3,431,578)	—
Accrued interest and other	667,497	(411,583)
Net cash used in operating activities	(2,924,534)	(10,577,224)

Cash Flows from Investing Activities
Capital expenditures	(26,336)	—
Payments for construction in process	—	(37,359,805)
Net cash used in investing activities	(26,336)	(37,359,806)

Cash Flows from Financing Activities
Payments for long-term debt	(208,839)	—
Change in restricted cash	491,830	679,289
Payments for debt issuance costs	—	(899)
Proceeds from line of credit	1,965,651	—
Proceeds from construction loan	—	46,934,381
Net cash provided by financing activities	2,242,914	47,612,771

Net Decrease in Cash and Equivalents	(707,956)	(324,259)
Cash and Equivalents — Beginning of Period	1,138,768	4,611,317
Cash and Equivalents — End of Period	$430,812	$4,287,058

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized of $0 and $2,595,717 at March 31, 2009 and 2008, respectively	$1,568,750	$12,537

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities
Units issued for line of land and construction	$—	$6,000
Construction costs included in accounts payable	$254,564	$6,182,314
Financing costs paid with debt proceeds	$—	$17,296

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement

OTTER TAIL AG ENTERPRISES, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2009 and 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financials have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2008, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission on January 13, 2009.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Significant estimates include the valuation on inventory and long-lived asset impairment analysis.  Actual results could differ from those estimates.

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned.  Marketing fees remitted by the Company are presented net in revenue.  Commissions were approximately $132,000 for the three months ended March 31, 2009.  No commissions were paid for the same period ending March 31, 2008.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At March 31, 2009, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is at least possible this estimate will change in the future.

Restricted Cash

The Company maintains cash accounts set aside for requirements as part of the capital lease financing agreement and for natural gas contracts. At March 31, 2009 and September 30, 2008, the total of these accounts was approximately $3,600,000 and $4,000,000, respectively.

Inventories

Inventories consist of raw materials; work in process and finished goods.  Corn is the primary raw material and along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol, dried distillers grains and modified wet distillers grains, and are stated at the lower of cost or market, on a first-in, first-out basis.

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

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. (See Note 9)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, restricted cash, receivables, and payables approximates their fair value.

It is not currently practicable to estimate the fair value of the debt financing.  Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Note 5, there are no readily determinable similar instruments on which to base an estimate of fair value.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.  No liabilities were recorded at March 31, 2009 or September 30, 2008.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period.  Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  At March 31, 2009 and 2008, the effects of 12,600 and 14,500, respectively, restricted units are excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the period ended March 31, 2009 and 2008.

NOTE 2. GOING CONCERN

The Company incurred net losses of $8.7 million for the year ended September 30, 2008, and has incurred net losses of approximately $7.0 million for the six month period ended March 31, 2009.  Based on the Company’s operating plan, its existing working capital is insufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements through September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

The Company operated half of fiscal year 2008 as a developmental stage company.  As a result, the Company had substantial operating expenses with limited income; the loss for fiscal 2008 was an operational loss of $4.7 million including $4.6 million loss from an adjustment for lower of cost or market related to corn inventory and purchase commitments.  Commodity prices significantly influenced the viability of the Company achieving its financial objectives, and record high prices for corn during the summer of 2008, which coincided with the Company’s first full production quarter after commissioning and performance testing, led to operational losses in the last quarter of the fiscal year.  This major commodity, corn, was influenced by external factors beyond the Company’s control which led to higher than normal market pricing.  To secure product for fiscal 2009, the Company executed a number of forward purchase contracts.  The global financial crisis that began in 2008 caused major reductions in commodity prices, leaving a shortfall between contract value and present market value.  The market negatively impacted not only the Company’s input costs, but also its output prices.  This gave rise to a situation whereby the Company had supply commitments that it was required to honor but could not obtain the required sales return to justify its carrying value.  In recognition, the Company has recorded an amount to reflect its best estimate between then present market value and future realization (See Note 4).  As of March 31, 2009, the Company has drawn the maximum amount available on their line of credit (See Note 5). As the Company’s lines of credit are at the maximum, we currently have no other source of available funding other than cash generated from daily operating activities.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

On March 20, 2009, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with AgStar Financial Services, P.C.A (the “Senior Lender,” or “AgStar”), which requires the Senior Lender to forbear from pursuing certain remedies available to them until April 30, 2009, which is the end of the forbearance period (the “Forbearance Period”).  The terms of the Forbearance Agreement require the Company to pay the current principal due as well as all accrued interest at the end of the Forbearance Period.  At that time, if the Company is unable to pay the amounts due as required under the Forbearance Agreement, Senior Lender may (1) declare a default under the loans and (2) consent to remedial action taken by subordinate lenders, and may provide notice of default and/or acceleration.  If Senior Lender declares a default under the loans or consents to remedial action by others of our creditors, it is likely that we will be unable to continue our operations and will have to file for bankruptcy.  Presently, the Company is negotiating with Senior Lender to extend the Forbearance Agreement whilst seeking a more permanent solution.  If we are unable to reach a mutually satisfactory agreement this will raise serious doubts about the Company’s ability to continue as a viable business.

The Company’s plan to address the expected shortfall of working capital is to generate additional funds through a combination of raising equity through a planned voluntary capital campaign, and renegotiating and restructuring the Company’s debt.  The Company’s long-term plan includes evaluating improved technologies to either earn additional revenue or reduce operating costs.  If the Company is unsuccessful in raising additional funds or revenues from either of these sources, it will defer, reduce, or eliminate certain planned expenditures.  The Company will continue to consider other funding sources.  There can be no assurance that the Company will be able to obtain any sources of funding on acceptable terms, or at all.

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

NOTE 3.  MEMBER’S EQUITY

In February 2009, the Company filed a Minnesota registered offering for a maximum of 36 million Class A units at a cost of $0.50 per unit.  The offering has not yet been declared effective by the Minnesota Department of Commerce.  The offering is limited to residents of the state of Minnesota.  If declared effective, each subscriber would be required to purchase a minimum of 12,500 units ($6,250), and the offering would expire one year from the effective date.

NOTE 4. INVENTORY

Inventories consist of the following:

	March 31, 2009	September 30, 2008
	(unaudited)	**
Raw materials	$681,925	2,075,474
Work in progress	1,277,946	1,999,300
Finished goods	852,991	1,294,635
Spare parts	396,575	391,914

Total	$3,209,437	5,761,323

** Derived from audited financial statements.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales.  As of March 31, 2009, the Company has forward purchase contracts to purchase approximately 120,000 bushels costing approximately $750,000 through June 2009.  As of September 30, 2008, the Company has forward corn purchase contracts to purchase approximately 2,775,000 bushels costing approximately $14,000,000 through June 2009.

Currently, some of these contract prices are above current market prices for corn.  Given the declining ethanol price, upon taking delivery under these contracts, the Company would not be able to recover the above market value cost incurred.  Accordingly, the Company recorded a loss on these purchase commitments aggregating to approximately $168,000 for the six month period ended March 31, 2009 and approximately $3,600,000 for the fiscal year ended September 30, 2008.  The loss was recorded in lower of cost or market adjustments on the statement of operations.  The amount of loss was determined by applying a methodology similar to that used in the impairment evaluation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments and inventory could be recorded in future periods.

NOTE 5.  BANK FINANCING

Short-term debt consists of the following at:

	3/31/2009	9/30/2008*
Construction and Term Loan, see terms below	$34,806,138	$35,000,000

New Markets Tax Credit Loan, see terms below	19,175,000	19,175,000

County capital lease, (Note 6)	26,010,000	26,010,000

Equipment financing	138,198	153,175

Total short-term debt	$80,129,336	$3,014,318

Total long-term debt	$—	$77,323,865

Revolving line of credit, see terms below	$6,000,000	$4,034,348

* Derived from audited financial statements

The loans described below are subject to credit agreements with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

The Company was in violation of financial covenants as of September 30, 2008.  The Company failed to meet tangible net worth requirements and reporting requirements as of September 30, 2008.  As of September 30, 2008, the financing agencies have waived the compliance with the tangible net worth ratio and reporting requirements through October 1, 2009.  All the Company’s long-term debt has been reclassified as current maturities of long-term debt as of December 31, 2008, because the Company was in default of their loan agreements.  The Company has not made interest payments since December 31, 2008, on the County capital lease and February 1, 2009, on the New Market Tax Credit loans and the construction and term loans.  The Company did not pay the principal payment on the County capital lease which was due in February.  For the six month period ended March 31, 2009, impairment of financing costs was recogninzed totaling approximately $1,496,000.  No impairment was recognized during the six month period ended March 31, 2008.

On March 20, 2009, the Company entered into a Forbearance Agreement with the Senior Lender which requires that the Senior Lender not pursue certain remedies available to them until April 30, 2009, which is the end of the Forbearance Period.  The terms of the Forbearance Agreement requires the Company to pay the current principal due as well as all accrued interest at the end of the Forbearance Period.  At that time, if unable to pay the amounts due after the Forbearance Period as required under the Forbearance Agreement, the Senior Lender may (1) declare a default under the loans and (2) consent to remedial action taken by subordinate lenders, and may provide notice of default and/or acceleration.  If the Senior Lender declares a default under the loans or consents to remedial action by others of our creditors, it is likely that we will be unable to continue our operations and will have to file for bankruptcy.

New Market Tax Credit Loan

In March 2007, the Company entered into an agreement with MMCDC New Markets Fund II, LLC (“NMF”) for the amount of $19,175,000. The Company has guaranteed it will be in compliance with the program over the tax credit recapture period from September 2007 until September 2014. The NMF loan is divided into two portions: a term loan of $14,480,500 (the “Term Loan”) and subordinated note for $4,694,500 (the “Subordinated Note”). The Term Loan contains a provision in which the Company must make interest only payments on the 6th day of the first month following the initial advancement, August 2007, until the 85th month. On the sixth day of the 85th month and continuing for an additional 48 months, the Company shall pay the amortized unpaid principal together with the accrued interest. The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 1.0% totaling 4.25% and 6% at March 31, 2009, and September 30, 2008, respectively.

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

The financing agreement requires an annual servicing fee of $20,000.  The Company was initially permitted to make distributions up to 40% of net income until fiscal 2008.  For fiscal 2008 and thereafter, the Company may make distributions which exceed 40% of net income as long as the Company has made the required excess cash flow payments and maintained the required financial covenants.  The financing agreement contains certain prepayment fees in the first three years of the scheduled payments. The Company is also required to obtain and maintain financial ratios on an annual basis.

Construction Term Revolving Note

The amount of the Construction Term Revolving Note that converted to the Term Revolving Note is $6,000,000. The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.40% at March 31, 2009 and 5.41% as of September 30, 2008.  The purpose of this loan is for cash and inventory management purpose.

Revolving Line of Credit Loan

The Company also has a Revolving Line of Credit loan with the same lending institution for up to $6,000,000.  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95%, which totaled 3.40% at March 31, 2009 and 5.41% as of September 30, 2008.  The purpose of this loan is for general and operating expenses. The maturity of the Revolving Line of Credit loan is 364 days from commencement, on the loan maturity date the principal and any outstanding accrued interest will be due. The Company pays a commitment fee of 0.35% on the unused portion of the revolving promissory note (the “Revolving Promissory Note”), payable quarterly in arrears. The interest rate is equal to LIBOR plus 2.95% if the Company’s tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assets) is less than or equal to 60% or to LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%. As of March 31, 2009 $6,000,000 was advanced against the line of credit.

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

NOTE 6.  LEASES

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

In September 2007, the Company entered into an easement agreement for a permanent easement for certain parcels of land.  Under the terms of the agreement, the Company agreed to pay a sum of $2,000, paid December 2007 and increasing annually at 5% for twenty-five years, up to a maximum of $6,500.  In addition to cash, the parties also received 3,000 member units, issued as of December 31, 2007.

In October 2006, the Company entered into a land lease for the construction and certain activities related to the operation and maintenance of rail track.  Under the terms of this agreement, the Company agreed to pay $4,200 as base rent and increasing 3% thereafter.  Either party can terminate this agreement giving at least 30 days written notice.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Marketing Contracts

In February 2008, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of all bulk grade dried distillers grain with solubles (DDGS) the Company is expected to produce.  The Company will receive payment for the products sold based on a percentage of the actual sales price as defined in the agreement.  The initial term is for three years commencing as of the startup of production and will continue until terminated by either party providing a 90 day advance written notice.

In February 2007, the Company entered into a procurement agreement with an unrelated party for the purchase of corn.  The term of this agreement shall be for five years followed by an automatic renewal term of one year unless terminated by either party giving 90 days advance written notice.  A procurement fee shall be paid on a per bushels basis during the term of the contract.  The contract also provides for additional third-party storage in the local surrounding area for a minimum of two turns per year.  In January 2009, this contract was amended changing the procurement fee structure.

In July 2006, the Company entered into a marketing agreement for the sale and marketing of all the ethanol the Company expects to produce.  The Company agrees to pay a fixed fee per gallon of ethanol sold for certain marketing, storage and transportation costs, which will be included in cost of goods sold.  The initial term of the agreement operated for 12 months beginning the first day of the month the Company shipped ethanol and was automatically extended for an additional 12 months.  It will continue to be automatically extended for additional 12 month periods unless either party gives a 90 day advance written notice of termination.

In January 2008, the Company entered into a marketing agreement with an unrelated party to purchase wet distillers grains with solubles the Company is expected to produce.  The agreement commenced on completion and start-up of operations of the Plant and continues for two years.  The agreement will remain in effect thereafter unless a 90 day advance written notice is provided by either party.

Natural Gas

The Company has an agreement to purchase a minimum of 2,700 dekatherms of natural gas transportation per day through May 31, 2011 at market price plus $0.015 per dekatherm of natural gas.

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

NOTE 8. FAIR VALUE

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.  The adoption of SFAS 157 did not have a material effect on the Company financial position, results of operations, or cash flows for the quarter ended March 31, 2009.

SFAS 159 permits the Company to irrevocably choose to measure certain financial instruments and other items at fair value.  Except for those assets and liabilities which are required to be recorded at fair value the Company elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.  The Company uses valuation techniques in a consistent manner from year-to-year.

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis.

	March 31, 2009
	Fair Value Carrying
	Amount in the Balance	Fair Value Measurement Using
	Sheet	Level 1	Level 2	Level_3
Assets
Money market funds (included in restricted cash and debt service reserve)	$2,776,811	$2,776,811	$—	$—
Certificates of deposit (included in restricted cash)	$793,472		793,472
Total	$3,570,283	$2,776,811	$793,472	$—

The fair value of the money market funds are based on quoted market prices in an active market.

The Company determines the fair value of the certificates of deposits using information provided by the issuing bank, which includes discounted expected cash flows of certificates.

NOTE 9. LONG-LIVED ASSETS

In 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 55 million gallons per year The carrying value of these facilities at March 31, 2009 was approximately $107.1 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets in accordance with SFAS No. 144, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities. Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives exceed their carrying values, and therefore, no impairment has been recognized at March 31, 2009. In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the resolution of financing violations, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. If the Company were required to compute the fair value in the future, it may use the work of a qualified valuation specialist who would assist it in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations. Given the recent completion of the facilities in 2008, replacement cost would likely approximate the carrying value of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities. Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation. No adjustment has been made in these financial statements for this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2009, compared to the same periods of the prior fiscal year.  This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act.  Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts.  From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties.  Nonetheless, the Company’s expectations, beliefs or projections may not be achieved or accomplished.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as updated in Part II, Item 1A of this Quarterly Report.

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

•                  Changes or developments in laws, regulations, tariffs or taxes in the ethanol, agricultural, or energy business

•                  Competition in the ethanol industry and excess capacity in the industry;

•                  Litigation against us or any third party suppliers;

•                  The loss of any license or permit

•                  The lack of a public market for our membership units and restrictions on unit transfer;

•                  The loss of our Plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required; AND

•                  Changes in our business strategy, capital to support capital improvements and development

Summary

Otter Tail Ag Enterprises, LLC, a Minnesota limited liability company (the “Company,” “Otter Tail,” “we,” “our,” or “us”), owns and operates a nameplate 55 million gallon annual production plant of undenatured ethanol in Fergus Falls, Minnesota (the “Plant”).

Liquidity and Capital Resources

Overview

As of March 31, 2009, we had total assets of approximately $118,000,000 consisting of primarily cash, accounts receivable, inventory, financing costs and property, plant and equipment.  As of March 31, 2009, we had current liabilities of approximately $88,600,000 consisting primarily of accounts payable, our line of credit, and outstanding debt.  All of our long-term debt, consisting of approximately $80,100,000 of bank debt financing and capital lease financing for the construction of the Plant, has been reclassified as current maturities of long-term debt, because we were in default as of February 1, 2009 on our capital lease with Otter Tail County, Fergus Falls, Minnesota (the “County”) for failure to make basic payments (defined as payments equal to the aggregate amount of principal and interest outstanding on the bonds issued by the County in conjunction with the capital lease), and we have failed to make interest payments specifically on the Subordinate Exempt Facility Revenue Bonds Series 2007A bonds since December 31, 2008.  We have also not made interest payments on the MMCDC New Markets Fund II, LLC (“NMF”) Tax Credit Loans.  In addition, as of February 15, 2009, we were in default under our Master Loan Agreement with AgStar Financial Services, P.C.A. (“AgStar”) for failure to pay principal and interest due.

On March 20, 2009, we executed a forbearnance agreement (the “Forbearance Agreement”) with Agstar, in which Agstar—beginning on February 1, 2009 and ending on the earlier of an Event of Default (as defined in the Master Loan

Agreement with Agstar) or April 30, 2009 (the “Forbearance Period”)—agrees to forbear from exercising its rights and remedies under its loan documents, and further agrees that it will not consent to the undertaking of any remedial action by our other lenders.  For more information on the Forbearance Agreement, please see our current report on Form 8-K under Item 1.01 as filed with the SEC on March 26, 2009.

For the six months ended March 31, 2009, cash used in operating activities was approximately $2,900,000, cash used in investing activities was approximately $26,000 and cash provided by financing activities was approximately $2,200,000.  In addition, as of March 31, 2009, we had completely drawn on our revolving line of credit with AgStar in the amount of approximately $6,000,000, and are restricted on drawing on our revolving line of credit in any additional amounts.

Based on our operating plan, we believe our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through the fiscal year ending September 30, 2009 without additional sources of cash and/or deferral, reduction or elimination of significant planned expenditures.  Assuming no deterioration in margins between corn and ethanol prices, we estimate that we will require approximately an additional $8,000,000 to fund our planned operating expenses, capital expenditures, and working capital requirements through the end of fiscal year 2009.  In addition, we failed to meet tangible net worth and reporting requirements in violation of certain financial covenants, but the financing agencies have waived the compliance with these ratios through October 1, 2009.  See Note 2 in our footnotes to our financial statements for more information on the sufficiency of existing capital to meet our cash requirements and our ability to operate as a going concern.  Finally, as provided above, we are currently in default on our Master Loan Agreement with AgStar, our tax credit loans with NMF, and our capital lease with the County.  While we did execute a Forbearance Agreement with Agstar on March 20, 2009 that covered existing defaults as of that date, the Forbearance Period expired on April 30, 2009.  Thus, Agstar may exercise any and all rights existing under the terms of our Master Loan Agreement, including but not limited to declaring all of our debt immediately due and payable.

We will attempt to raise additional capital through an offering of our units.  In February 2009, we filed a registration statement with the state of Minnesota for an intrastate offering of our units to existing members who are residents of Minnesota and other Minnesota residents.  The offering has yet to be declared effective by the state.  The offering is for a maximum of 36 million of our units at a per-unit price of $0.50.  Each subscriber is required to purchase a minimum of 12,500 units in the offering.  The offering will open for one year from the effectiveness of the registration statement, or at such other time as determined by our Board of Governors.

Short-term Debt Sources

We have a revolving promissory note with AgStar for up to $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95%, which totaled 3.40% at March 31, 2009 and 5.41% as of September 30, 2008.  The purpose of this loan is for general and operating expenses.  The maturity of this line of credit is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.  As of March 31, 2009 and September 30, 2008, $6,000,000 and $4,034,348 were advanced against the line of credit, respectively.

Long-term Debt Sources

We have entered into two loan agreements and one capital lease agreement for financing of the Plant.  The total loan commitment is $60,000,000 and the capital lease is $26,010,000, and both are described below.  All of our long term debt described below has been reclassified as current maturities of long-term debt, because we are in default on our Master Loan Agreement with AgStar for failure to make required principal and interest payments, our tax credit loans with NMF for failure to make required interest payments, and our capital lease with the County for failure to make required basic payments equal to the aggregate amount of principal and interest outstanding on County bonds, entitling AgStar, NMF, and the County to exercise any and all default remedies against us, including but not limited to acceleration of all outstanding unpaid principal amounts.  For more information on these defaults, and the remedies available to AgStar, NMF, and the County, please see our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009.  On March 20, 2009, we executed a Forbearance Agreement with Agstar for existing defaults under our Master Loan Agreement.  For more information on the Forbearance Agreement, please see our current report on Form 8-K under Item 1.01 as filed with the SEC on March 26, 2009.

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

The Construction Loan converted to a term loan (the “Construction Term Loan”) and term revolving loan on June 1, 2008, totaling $29,000,000.  The interest rate was reduced to LIBOR plus 2.95% on the Construction Term Loan, which totaled 3.40% on March 31, 2009 and 5.41% at September 30, 2008.  The Master Loan Agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan.  We are required to make interest payments only on the 1st day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, which was determined to be June 1, 2008, payable in full in June 2018.  In addition to the scheduled payments, we will make additional principal payments equal to 65% of our excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

Commitment fees of $20,000 were charged at the time of conversion and are charged annually thereafter.

The maximum amount of the Construction Loan that could be converted to the term revolving loan is $6,000,000 (the “Revolving Loan”).  The amount of the Construction Loan that did convert to the Revolving Loan was $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.40% at March 31, 2009 and 5.41% at September 30, 2008.  The purpose of this loan is for cash and inventory management.

On March 30, 2007, we entered into a loan arrangement with NMF for the amount of $19,175,000 (the “NMF Loan”).  The tax credit period of the NMF Loan is from September 2007 to September 2014.  The NMF Loan is divided into two portions including a term loan of $14,480,500, for which we make interest only payments beginning the 6th day of the first month following the initial advancement until the 85th month.  On the 6th day of the 85th month and continuing for an additional 48 months we pay the amortized unpaid principal together with the accrued interest.  The interest rate is calculated using the Wall Street Journal daily money rate (base rate) plus 100 basis points, totaling 4.25% and 6% at March 31, 2009 and September 30, 2008, respectively.  In addition, there is a $4,694,500 subordinated loan which carries an interest rate of 2.514%.  On the 1st day of each month following the initial advance, which occurred in August 2007, we are required to make interest only payments until September 2014, when we are required to make a principal payment of $400,000.  We are currently in default under our NMF Loan for failure to make required interest payments.

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

Under the Equipment Lease Agreement with the County, we started making payments on May 25, 2008 and make payments on the 25th of each month.  Payments for principal start on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding Bonds on the next semi-annual principal payment date.  We also make Capital Lease payments that correspond to 1/6 the amount of interest payable due on the Bonds on February 1 or August 1 of each year and principal amounts equaling 1/12 of the principal due each February 1.  We have guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, we should provide such funds as are needed to fund the shortfall.  The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.  We are in default under the Capital Lease for failure to make required basic payments.

Results of Operations for the Three and Six Months Ended March 31, 2009 and March 31, 2008

Results of Operations

Revenues

Our revenues were approximately $22,700,000 and $48,200,000 for the quarter and six months ended March 31, 2009.  Our revenues were approximately $60,000 for both the quarter and six months ended March 31, 2008.  The increase in revenues from the quarter and six months ended March 31, 2008 is due to the Plant beginning to produce ethanol in March 2008.  Prior to March 2008, the Company was in the developmental stage.

Cost of Sales

Our cost of goods sold were approximately $24,000,000 and $50,300,000 for the quarter and six months ended March 31, 2009, compared to approximately $400,000 for both the quarter and six months ended March 31, 2008.  Our cost of goods sold as a percentage of revenues were 106% and 104% for the quarter and six months ended March 31, 2009, compared to 676% for both the three and six months ended March 31, 2008.  The high cost of goods sold for the quarter and six months ended March 31, 2009 is the result of high corn prices and tight margins for ethanol and corn that has significantly affected the ethanol industry as a whole.

Operating Expenses

Our operating expenses were approximately $580,000 and $1,100,000 for the quarter and six months ended March 31, 2009.  Compared to the three and six months periods ended March 31, 2008, our operating expenses increased by approximately $5,000 or 1% and $110,000, or 1%, respectively.  For the three and six months ended March 31, 2009, our material operating expenses were 1) approximately $390,000 and $764,000, respectively, related to the general and administrative expenses; 2) and approximately $191,000 and $365,000 respectively related to professional fees.  Some major factors impacting professional fees for the three and six months period ended March 31, 2009, were legal and accounting fees for SEC filings.  In the three and six months ended March 31, 2008, our material operating expenses were: 1) approximately $400,000 and $730,000 related to general and administrative expenses; and 2) approximately $175,000 and $286,000 for professional fees.

The following table shows cash flows for the six month periods ended March 31, 2009 and 2008:

	Six Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)
Cash used in Operating Activities	(2,924,534)	(10,577,224)
Cash used in Investing Activities	(26,336)	(37,359,806)
Cash provided by Financing Activities	2,242,914	47,612,771

Cash Flows Used in Operations

The net cash flow used in operating activities for the six months ended March 31, 2009 decreased approximately $7,700,000 over that for the six months ended March 31, 2008.  The use of cash flows in operating activities was the result of the spread between ethanol and corn prices causing us to incur losses for the first two quarters of fiscal 2009.  As disclosed above, we believe our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses for the remainder of fiscal 2009.

Cash Flows Used in Investing Activities

Cash used for investing activities decreased by approximately $37,300,000 for the six months ended March 31, 2009 compared to the six months ended March 31, 2008, primarily because construction of the Plant was complete as of the end of fiscal 2008, and construction-related payables significantly decreased during the first two quarters of fiscal 2009.

Cash Flows From Financing Activities

Since our inception, we have generated significant cash inflows from bank financing arrangements and member equity contributions.  Proceeds from the six months ended March 31, 2009 from our bank financing arrangements decreased by $45,300,000 compared to the bank proceeds for the six months ended March 31, 2008.  This is primarily due to the proceeds from our construction loan being fully utilized as of the end of fiscal 2008.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include valuation of derivative instruments and inventory and impairment analysis of our long-lived assets.  An in-depth description of these can be found in our Annual Report on Form 10-K for the year ended September 30, 2008.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2009.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below.  We have no exposure to foreign currency risk, as all of our business is conducted in United States Dollars.  We use derivative financial instruments as part of an overall strategy to manage market risk.  We use cash, futures and option contracts to hedge changes to the commodity prices of corn and ethanol.  We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We expect to be exposed to market risk from changes in interest rates on our existing debt facilities.  Exposure to interest rate risk results from holding our credit agreements.

We used debt to finance a significant amount of our expenditures in the year ended September 30, 2008 and in the six months ended March 31, 2009.  These agreements will expose us to market risk related to changes in interest rates.  All of our debt has been reclassified to current maturity.  As of March 31, 2009, we have approximately $86,100,000 in short-term debt, including our line of credit, all of which is subject to variable interest rates.  A hypothetical 1% change in interest rates, from those in effect on March 31, 2009, would change our interest expense by approximately $861,000 on an annual basis.

Commodity Price Risk

Effective April 8, 2008, we closed all derivative positions except for purchase commitments entered into prior to September 30, 2008.  No new purchase commitments have been entered into in fiscal year 2009.  At March 31, 2009, we have no derivative instruments that expose us to commodity price risk.  For the period ended March 31, 2009, we recorded a realized loss of approximately $273,000 related to previously accrued purchase commitments.  We recorded an accrued loss on our firm purchase commitments related to corn aggregating to approximately $168,000 for the period ended

March 31, 2009 and approximately $3,600,000 for the fiscal year ended September 30, 2008.  At September 30, 2008 the Company recorded a net liability of approximately $10,000, which included a liability of approximately $77,000 and cash of $67,000.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.   In our Evaluation of Disclosure Controls and Procedures filed with our Annual Report on Form 10-K for the year ended September 30, 2008, we reported that the Company’s disclosure controls and procedures are not yet fully effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the chief executive officer/chief financial officer as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the quarter ended March 31, 2009, we continued to design enhancements to our controls, including the following:

•                  Implementing a search for a full-time controller or CFO with appropriate U.S. GAAP and SEC experience;

•                  Establishing and implementing a detailed timeline review and completion of financial reports to be included in our Forms 10-Q and 10-K; and

•                  Employing the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

As a result of these material weaknesses, which were not remedied as of March 31, 2009, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2009.  The implementation of the remediation plan described above has been initiated and will continue through the second half of fiscal 2009 and possibly beyond.  The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.  Management recognizes that the use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  “Risk Factors” are conditions that may cause investment in our Company to be speculative or risky.  In addition to those Risk Factors, the Company is aware of the following risk factors that we have identified during the three months ended March 31, 2009:

We have defaulted on our capital lease with Otter Tail County and other loan agreements with our senior lenders and our lenders may declare all amounts of principal and interest due immediately.

We were in default as of February 1, 2009 on our capital lease with the County for failure to make basic payments (defined as payments equal to the aggregate amount of principal and interest outstanding on the bonds issued by the County in Facility Revenue Bonds Series 2007A bonds since December 31, 2008.  We have also failed to make interest payments of the NMF Tax Credit Loans, rendering us in default under our Construction and Term Loan Agreement with NMF.  In addition, as of February 15, 2009, we were in default under our Master Loan Agreement with AgStar for failure to pay principal and interest due.  As of March 20, 2009 we secured a waiver agreement for our Master Loan Agreement with AgStar beginning on February 1, 2009, and ending on the earlier of an Event of Default (as defined below) or April 30, 2009 (the “Forbearance Period”).  Under the terms of our respective agreements with AgStar, NMF and the County, the lenders may exercise any or all default remedies against us, including but not limited to acceleration of all outstanding unpaid principal amounts.  In the event that any of our lenders determines to exercise their respective default remedies, we would likely be forced to proceed with a bankruptcy, liquidation, reorganization, or other winding down of the business affairs.  For more information on these defaults, and the remedies available to AgStar, NMF and the County, please see our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009.  For more information on the Forbearance Agreement, please see our current report on Form 8-K under Item 1.01 as filed with the SEC on March 26, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see Note 5 to our condensed unaudited financial statement notes in Part 1, Item 1 of this quarterly report on Form 10-Q and our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009 for information regarding defaults on our existing loan and capital lease agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL AG ENTERPRISES, LLC

Date: May 15, 2009	By:	/s/ Anthony Hicks
Anthony Hicks
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

10.1	Forbearance Agreement dated March 20, 2009, incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as filed with the SEC on March 26, 2009 (000-53042).

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.