Form 10-K
period 2009-09-30
Otter Tail Ag Enterprises, LLC
filed 2009-12-31
CIK 1425319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

Registrant’s telephone number, including area code: (218) 998-4301

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Class A Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the membership units held by non-affiliates of the registrant as of September 30, 2009 was $46,406,664.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the purchase price of $2.00 per unit that was established in our intrastate offering that closed on October 31, 2006, multiplied by the 23,203,332 Class A Membership units held by non-affiliates of the Company.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

As of September 30, 2009 the Company had 23,944,000 Class A Membership Units outstanding.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

Overview

Otter Tail Ag Enterprises, LLC (“We,” “us,” “our,” or the “Company”), organized as a Minnesota limited liability company on January 27, 2005, owns and operates a nameplate capacity 55 million gallons per year corn dry mill ethanol plant in Fergus Falls, Minnesota (the “Plant”), which became fully operational in June 2008.  Our Plant annually processes approximately 20 million bushels of corn into 55 million gallons of denatured fuel grade ethanol, 135,500 tons of dried distillers grains with solubles, and 65,500 tons of distillers grains with solubles.  In this process, we consume approximately 1,700,000 cubic feet of natural gas per year.  Our website is located at www.ottertailethanol.com.  Our principal executive offices currently are located at 24096 -170th Avenue, Fergus Falls, Minnesota, 56537-7518, and our telephone number is (218) 998-4301.

General Development of Business

We began preliminary production operations in April 2008, and ethanol was first produced at the Plant in May 2008. The Plant encountered issues typical of a plant startup during the first four months of operation.  As of September 30, 2009, we have been producing ethanol at the Plant at or near nameplate capacity, and have been receiving revenues from the sale of ethanol, Distillers Grains With Solubles (“WDGS”) and Distillers Dried Grains with Solubles (“DDGS”).  We had a period of profitability following the commencement of ethanol production in May, June, and July 2008; however, since that time we have not been profitable and we may not be able to achieve profitability in the near future, or at all. We violated certain covenants under our master loan agreement (the “Master Loan Agreement”) with Agstar Financial Services, PCA (“Agstar”) and were in default as of September 30, 2008. We received a waiver from Agstar for compliance with such covenants through October 1, 2009 and a waiver from MMCDC New Markets Fund II, LLC (“NMF”) and Otter Tail county pertaining to the cross-default provisions contained in their respective debt financing agreements.  However, due to the untimely payments on all our loans they are now all recorded as current and we have been unable to obtain additional waivers from any of our lenders for the year ending September 30 2009.  We have incurred net losses of $21.5 million and $8.7 million for the year ended September 30, 2009 and 2008, respectively.  In August 2009, we received notice that our senior lender and other secured lenders had filed a foreclosure notice through the court system to retrieve the assets and to appoint a receiver to control and liquidate the business. As a means to protect ourselves and following failed negotiation with our lenders, we filed for bankruptcy on October 30, 2009 under the protection of Chapter 11 of the bankruptcy code.

We plan to utilize the court system to file a reorganization and restructure plan to meet the needs of the business on a going forward basis. We do not have a plan of reorganization plan at present, and any proposed plan must be confirmed by the bankruptcy court. There is no guarantee that such a plan will be confirmed by the bankruptcy court. A major component of this plan will be the restructure of our indebtedness as well as raising a minimum of $10 million of additional equity. There can be no assurance that we will be able to obtain any sources of funding on acceptable terms, or at all. Our long-term plan includes evaluating improved technologies to either earn additional revenue or reduce operating costs as well as evaluate our procurement and offtake agreements with the goal of reducing our input costs and increasing our revenues. There can be no assurance that we will be able to find or add improved technologies or change our procurement or offtake structure.

Financial Information

Please refer to “Item 6 — Selected Financial Data” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets. Our consolidated financial statements and supplementary data are included beginning at page F-1 of this annual report on Form 10-K.

Principal Products and Their Markets

The principal products we produce at our Plant are fuel grade ethanol and DDGS and WDGS.

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

The Dry Mill Process

The Plant uses a dry milling process to produce fuel-grade ethanol as its main product and DDGS and WDGS as co-products.  Our Plant has a design capacity to produce 55 million gallons of ethanol per year.  In addition, the Plant has a design capacity to produce approximately 135,500 tons of DDGS and 66,500 tons of WDGS.  We are presently venting the carbon dioxide gas into the atmosphere.  Our Plant has, among others, the following facilities:

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

The block flow diagram below illustrates how the Plant processes corn into ethanol:

For our fiscal years ended September 30, 2009 and 2008, revenue from the sale of ethanol was approximately 85% of total revenues.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. The dry mill ethanol processing used by the Plant results in two forms of distiller grains: WDGS and DDGS. WDGS is processed corn mash that has not been dried and that has approximately 65% moisture. WDGS have a shelf life of approximately three days and are often sold to nearby markets. DDGS is processed corn mash that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. At our Plant, the composition of the distillers grains we produce is approximately 40% WDGS and 60% DDGS (by weight).

For our fiscal years ended September 30, 2009 and 2008, revenues from sale of distillers grains was approximately 15% of total revenues.

Employees

We have 33 full time employees, of which five are in general management and administration, and the remainder in Plant operations.  We entered into a written agreement to employ a Chief Executive Officer, who also serves as our Chief Financial Officer.  We do not maintain an internal sales organization.  We rely upon third-party buyers and marketers to buy or market the ethanol and distillers grains that we produce to multiple buyers throughout the United States.  Under such a business plan, our principal operations are the general management of our business and the operation of the Plant.

Sales and Marketing

We have hired a national marketing firm to sell our ethanol and another to sell our distillers grain.  However, because of the number of local feedlots and livestock operations, we sell a portion of our distillers grains locally, as WDGS.

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

Distillers Grains

The market for distillers grains generally consists of local markets for both DDGS and WDGS and national markets for DDGS.

Most of the distillers grains that we sell are in the form of DDGS.  On February 28, 2008, we signed an agreement with CHS, Inc. (“CHS”) in which CHS agreed to be the sole marketing representative for our Plant’s entire production of DDGS.   If, for any reason, this agreement is terminated by either party, we may incur significant expense in finding a replacement to market our DDGS, which could have a material negative effect on our business.

We sell a portion of our distillers grains as WDGS, which are sold to local markets.  We are also party to a Distillers Grain Purchase Agreement with Bilden Farms, LLC (“Bilden”) in which we give Bilden the first right and option to purchase our output of WDGS, and Bilden agrees to utilize its best efforts to purchase and resell the grains.  The agreement is for a two-year term.  We believe this agreement helps to further reduce our shipping cost and minimize drying costs.   If, for any reason, this agreement is terminated by either party, we may incur significant expense in finding a replacement to market our WDGS, which could have a material negative effect on our business.

Procurement Agreements

We are party to a Procurement Agreement with CHS in which CHS agreed to supply and we agreed to buy all of the corn needed for ethanol production at the Plant, estimated to be approximately 20 million bushels per year.  Our contract with CHS provides that we will establish the price we will pay for corn and CHS will seek corn for us to buy at this price.  In the event CHS cannot locate adequate corn at this price, CHS will notify us and we may elect to change our price in order to obtain more corn.  If CHS is unable to obtain enough corn in our immediate trade territory, we have installed rail unloading capability and we have the ability to bring rail cars in from outside our immediate market area.  CHS would continue to act as our buying agent and we would set the price.  In the event that CHS is unable to obtain corn for us at a price we deem acceptable, we would seek to purchase corn directly from farmers, elevators and other corn supply companies in our local area, as well as from regional and national sources.  This agreement is for a term of five years and will expire in 2012.

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

Seasonal Factors in Business

In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, the Federal Oxygen Program of the Federal Clean Air Act requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Gasoline that is blended with ethanol has a higher oxygen content than gasoline that does not contain ethanol. As a result, we see fairly light seasonality with respect to our gross profit margins on our ethanol, allowing us to, in some cases, be able to sell our ethanol at a slight premium during the mandated oxygenate period. Conversely, we expect our average sales price for fuel grade ethanol during the summer, when fuel grade ethanol is primarily used as an octane enhancer or a fuel supply extender, to be a little lower.

Financial Information about Geographic Areas

All of our operations and all of our long-lived assets are located in the United States. We believe that all of the products we will sell to our customers in the future will be produced in the United States.

Sources and Availability of Raw Materials

Corn

Our corn supply is secured through a procurement arrangement with CHS.   Under the terms of the procurement agreement, CHS agrees to supply and we agree to buy all of the corn needed for ethanol production at the Plant, estimated to be approximately 20 million bushels per year.  We believe that CHS can supply all of the corn needed for our ethanol production requirements.  For the fiscal year ended September 30, 2009, we had not experienced any problems with our supply of corn from CHS, and do not anticipate experiencing any problems with our supply of corn in fiscal 2010.

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

Natural Gas

On May 23, 2006, we entered into an agreement with BP Canada Energy Marketing Corp. (“BP Canada”) to provide us with the necessary supply of natural gas when needed at a mutually agreed upon price via telephone.  For the fiscal year ended September 30, 2009, we had not experienced any problems with our supply of natural gas from BP Canada, and do not anticipate experiencing any problems with our supply of natural gas in fiscal 2010.

Denaturant

Wholesale gasoline is mixed into the ethanol and used as a denaturant in the ethanol process.  Each tank of ethanol that we produce is presently allowed to contain a certain blended amount of gasoline.

Other Inputs

Other inputs to the production process include chemicals, yeast, enzymes and water.  Of these, chemicals and enzymes are the largest components.

Transportation and Delivery

The Plant has facilities to receive corn by truck and rail and to load ethanol and distillers grains onto trucks and rail cars.  On October 1, 2006, we entered into a lease for an indefinite term with Otter Tail Valley Railroad Company, Inc. (“OTVR”) at a cost of $4,200 per year with a annual increase of 3% for the use of the land in which the railroad will be constructed and used.  On May 9, 2006, we entered into an agreement with Railworks Track Systems, Inc. to construct the track at a total cost of approximately $1.5 million.  On April 6, 2007, we entered into an industry track agreement with OTVR to maintain and operate the track for a period of one year, with automatic one year renewals thereafter.

We have entered into a pool marketing agreement with RPMG to provide all marketing services for ethanol including both truck and rail transportation.  RPMG is responsible for scheduling all logistics based on information we provide to them on the amount of gallons we will be selling and shipping for a given month.  The cost for transportation of product by rail to a specific destination is posted on the Burlington Northern Santa Fe railroad Web site.  The transportation costs associated with truck is based on a mileage and fuel surcharge basis and is established once a destination is determined.  RPMG will be responsible for providing all rail and trucking services, excluding expenses payable to the rail or trucking companies, as part of the fee we pay RPMG.  Expenses payable to the rail or trucking companies are paid by RPMG, but deducted from our portion of the ethanol sales price.

We also have entered into an agreement with CHS to distribute and market our DDGS.  Under the terms of the agreement, CHS purchases 100% of the DDGS produced at the Plant, all of which are marketed and distributed to its customers.

Ethanol Competition

We are in direct competition with producers of ethanol and other alternative fuel additives.  We compete with other ethanol producers on the basis of price and delivery service.  Our Plant produces approximately 55 million gallons of ethanol annually.  We believe that this volume gives us certain procurement and production efficiencies over smaller competitors.

Many competitors are located in close proximity to our Plant and more may be in the future.  These competitors compete with us for, among other things, corn and personnel.  Because of their close proximity, these competitors may also be more likely to sell to the same markets that we target for our ethanol and distillers grains.

According to the Renewable Fuels Association, as of October 22, 2009, 202 ethanol refineries had a nameplate production capacity of  13.1 billion gallons, and 11.9 billion gallons of operating production.  A majority of the ethanol plants are located in the Midwest, in the corn-producing states of Illinois, Iowa, Minnesota, Nebraska and South Dakota.  The largest ethanol producers include Valero Energy Corporation, Abengoa Bioenergy Corp., Archer Daniels Midland Company, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and Poet, LLC.

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

International

We also compete and believe we will continue to compete in the future with ethanol that is produced or processed in certain countries in Central America and the Caribbean region, Brazil and other countries. Ethanol produced in the Caribbean basin and Central America may be imported into the United States at low tariff rates or free of tariffs under the Caribbean Basin Initiative and the Dominican Republic — Central America — United States Free Trade Agreement. Although tariffs presently impede large imports of Brazilian ethanol into the United States, low production costs, other market factors or tariff reductions could make ethanol imports from various countries a major competitive factor in the United States.

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

Government Incentives

National Renewable Fuels Standard

The Energy Policy Act of 2005 also introduced a national renewable fuels standard program which sets a national minimum usage requirement that phases in over seven years, beginning with approximately 4.0 billion gallons in 2006 and increases to 7.5 billion gallons by 2012.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, which raises the minimum usage requirement to 13.2 billion gallons of ethanol by 2012 and 15 billion gallons by 2015.  This law also mandates a minimum requirement of 36 billion gallons of renewable fuels by 2022, with cellulosic ethanol accounting for 16 billion gallons of this total.  The renewable fuels standard program should ensure the continued growth of the ethanol market in the near future.  While we cannot assure that this program’s mandates will continue in force in the future, the following chart illustrates the potential United States ethanol demand based on the program’s schedule through the year 2022.

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

Federal Excise Tax Exemption

Although the regulatory program is complicated and there are other federal tax incentives for ethanol production, the most important incentive for the ethanol industry and its customers is the partial exemption from the federal motor fuels excise tax, or the “excise tax exemption.”  The excise tax exemption is provided to gasoline distributors as an incentive to blend their gasoline with ethanol.  For each gallon of gasoline blended with 10 percent of ethanol, the distributors receive a 4.5¢ per gallon reduction from the 18.3¢ per gallon federal excise tax, which equates to a 45¢ reduction for each gallon of ethanol that they use after annual production or importation of ethanol reaches 7.5 billion gallons.  This exemption was lowered in the 2008 Farm Bill from a previous excise tax exemption of 51¢ for each gallon and will expire in December 2010 if not renewed.

Federal Small Producer Credit

The federal Small Ethanol Producer Credit provides an eligible ethanol producer with a 10¢ per gallon tax credit for the first 15 million gallons of ethanol produced annually.  Under the program, ethanol producers that qualify or their owners (for pass-through tax entities) can reduce their federal income tax liability by the amount of the annual credit, subject to limitations.  However, benefit of the credit is reduced somewhat because the amount of the credit must be added to regular taxable income (but not to alternative minimum taxable income).  Until recently, an eligible small ethanol producer was defined as a producer whose annual production capacity was 30 million gallons or less, which effectively precluded most newer plants from qualifying.  The Energy Tax Incentives Act of 2005 increased the annual production capacity limitation from 30 million to 60 million gallons.  Because our anticipated annual capacity is 55 million gallons, we expect to qualify as a small ethanol producer, at least in our initial year or years of operations.  The credit is scheduled to expire on December 31, 2010 and, if it is not extended, taxpayers will have a three-year carry forward in which to utilize unused credits.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol or distillers grains.

Costs and Effects of Compliance with Environmental Laws

In the fiscal year ended September 30, 2009, we incurred costs and expenses of approximately $72,000 complying with environmental laws, including the cost of obtaining permits, easements and installing emissions related equipment.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

ITEM 1A. RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial, could impair our financial condition and results of operations.

Risks Relating to Our Bankruptcy

We may not be able to successfully reorganize under Chapter 11, which would likely terminate our future business prospects and our ability to continue as a going concern and result in a liquidation of our assets.

On October 30, 2009,  we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Minnesota (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Code”). Our negotiated Chapter 11 bankruptcy filing, In re: Otter Tail AG Enterprises, LLC, was done with the approval of our senior lenders.  Under Chapter 11, certain claims in existence prior to our filing of the petition for relief under the Code are stayed while we continue business operations as a debtor-in-possession (“DIP”). We have continued to operate our business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code. For the duration of the bankruptcy filing, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to operate within the restrictions and the liquidity limitations of any cash collateral order entered by the Bankruptcy Court in connection with the bankruptcy filing;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the bankruptcy filing from time to time;

•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings and our ability to fund and execute our business plan;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key employees;

•	our ability to attract and retain key customers, including RPMG; and

•	our ability to prevent or limit partial or complete dilution of existing member equity in any refinancing required under a plan of reorganization.

We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in bankruptcy that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the bankruptcy filing could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities. Because of the risks and uncertainties associated with the bankruptcy filing, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

As a result of the bankruptcy filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization(which has not yet been completed, submitted to, or confirmed by the Bankruptcy Court) could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

A long period of operating under Chapter 11 could harm our business.

So long as the bankruptcy filing continues, our senior management, especially our chief executive officer/chief financial officer, will be required to spend a significant amount of time and effort dealing with the bankruptcy filing instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the bankruptcy filing continues, the more likely it is that our vendors will lose confidence in our ability to successfully reorganize our business, and they may seek to establish alternative arrangements for providing us with goods and services, including alternative payment arrangements, which in turn could have an adverse effect on our liquidity and/or results of operations. Our having sought bankruptcy protection may also adversely affect our ability to negotiate favorable terms from suppliers, landlords, contract or trading counterparties and others and to attract and retain customers and counterparties. The failure to obtain such favorable terms and to attract and retain customers and other contract or trading counterparties could adversely affect our financial performance.

We may not be able to obtain confirmation of our Chapter 11 plan, and our emergence from Chapter 11 proceedings is not assured.

In order to successfully emerge from Chapter 11 bankruptcy protection, we believe that we must develop, and obtain requisite court and creditor approval of, a viable Chapter 11 plan of reorganization. This process requires us to meet statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for plan confirmation. We may not receive the requisite acceptances to confirm a plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm it.

We have substantial liquidity needs and may be required to seek additional financing.

Our principal sources of liquidity have historically consisted of cash provided by operations, cash and cash equivalents on hand and available borrowings under our credit agreements. Our liquidity position is significantly influenced by our operating results, which in turn are substantially dependent on commodity prices, especially prices for corn, ethanol, natural gas and unleaded gasoline. As a result, adverse commodity price movements adversely impact our liquidity. For the fiscal year ended September 30, 2009, operating activities used cash of approximately $50,000, compared to $9.1 million of cash used in operating activities for fiscal year 2008.  We incurred a net loss of approximately $21.5 million in fiscal year 2009, and a net loss of approximately $8.7 million in fiscal year 2008.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the bankruptcy filing and expect that we will continue to incur significant professional fees and costs. We cannot assure you that the amounts of cash available from operations, combined with our cash collateral agreement, will be sufficient to fund our operations, including operations during the period until such time as we are able to have a plan of reorganization confirmed by the Bankruptcy Court.   Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. Accordingly, there can be no assurance as to the success of our efforts. In the event that cash flows are not sufficient to meet our cash requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered to us on acceptable terms. Our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been confirmed by the Bankruptcy Court.

We may not have sufficient cash to service our indebtedness and other liquidity requirements.

Our ability to service any stipulations under the cash collateral agreements and successfully consummate a plan of reorganization will depend, in part, on our ability to generate cash. We cannot be certain that cash on hand together with cash from operations will by itself be sufficient to meet our cash and liquidity needs. If we are unable to generate enough cash to meet our liquidity needs, we could be forced to discontinue some or all of our operations.

We may be subject to claims that will not be discharged in the bankruptcy filing, which could have a material adverse effect on our results of operations and profitability.

The Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards. With few exceptions, all claims that arose prior to the date of filing and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Code and the terms of the plan of reorganization. Any claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.  We have not yet submitted, and the Bankruptcy Court has yet to confirm, a plan of reorganization for the Company.

Bankruptcy laws may limit our secured creditors’ ability to realize value from their collateral.

Upon the commencement of a case for relief under Chapter 11, a secured creditor is prohibited from repossessing its security from a debtor in a Chapter 11 case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the Code generally permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstance, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security if and at such times as the Bankruptcy Court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the Chapter 11 proceedings. The Bankruptcy Court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.

In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary power of the Bankruptcy Court, we cannot reliably predict:

•	how long payments under our secured debt could be delayed as a result of the Chapter 11 proceedings;

•	whether or when secured creditors (or their applicable agents) could repossess or dispose of collateral;

•	the value of the collateral; or

•	whether or to what extent secured creditors would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”

Furthermore, if the Bankruptcy Court determines that the value of the collateral is not sufficient to repay all amounts due on applicable secured indebtedness, the holders of such indebtedness would hold a secured claim only to the extent of the value of their collateral and would otherwise hold unsecured claims with respect to any shortfall. The Code generally permits the payment and accrual of post-petition interest, costs and attorneys’ fees to a secured creditor during a debtor’s Chapter 11 proceedings only to the extent the value of its collateral is determined by the Bankruptcy Court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.

Our financial results may be volatile and may not reflect historical trends.

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization, if such a plan is confirmed by the Bankruptcy Court. In addition, if we emerge from bankruptcy, we may be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.

Conducting a successful Chapter 11 reorganization will depend significantly on our ability to retain and motivate management and key employees.

Our success depends significantly on the skills, experience and efforts of our personnel, especially our chief executive officer/chief financial officer. The loss of our chief executive officer/chief financial officer or other key personnel could have a material adverse effect upon our results of operations and our financial position and could delay or prevent the achievement of our business objectives. Our ability to develop and successfully consummate a plan of reorganization will be highly dependent upon the skills, experience and effort of our senior management, including our chief executive officer/chief financial officer, and other personnel. The loss of the services of one or more members of our employees with critical skills, or a diminution in our ability to attract talented, committed individuals to fill vacant positions when needs arise, could have a material adverse effect on our ability to successfully reorganize and emerge from bankruptcy.

We may raise additional capital in the future through one or more offerings of the Company’s units, which may not be successful in raising enough capital for us to continue operations.

As one possible part of the Company’s plan of reorganization, which has yet to be submitted to or confirmed by the Bankrupcy Court, we may raise additional capital through one or more equity raises, including a Minnesota-only offering of our existing Units, or a new class of units, to eligible investors. Details of any of the offerings have yet to be finalized by the Company and have not been approved by the Bankruptcy Court. There can be no assurance that any equity raise will be successful, or will provide the Company with sufficient liquidity to continue operations even if successful. Any equity raise undertaken by the Company will likely result in significant dilution to our existing members. If we are unsuccessful in raising additional capital through one or more offerings of the Company’s units, or if the amounts received in such offerings are insufficient to meet our liquidity needs, we could be forced to discontinue some or all of our operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for a going concern uncertainty on our financial statements as of September 30, 2009 and 2008.  As explained in the report, we incurred net losses of $21.5 million and $8.7 million for the years ended September 30, 2009 and 2008, respectively.  Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements though September 30, 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Risks Relating to Our Business

We rely on the services of key personnel, the loss of which could adversely affect the future success of the Company.

We are highly dependent on the services of Anthony Hicks, who serves as our Chief Executive Officer and Chief Financial Officer. If we were to lose the services of Mr. Hicks, whether through termination, attrition, incapacitation or otherwise, there are currently no successors who could implement our business and restructuring plans. Therefore, such loss could have a material adverse impact on us and our future profitability and ability to emerge successfully from bankruptcy.

Our lack of business diversification could result in significant operating losses if our revenues from our primary products decrease.

Our business solely consists of the production and sale of ethanol and distillers grains.  We do not have any other lines of business or other sources of revenue if we are unable to successfully operate the Plant.  Our lack of business diversification could cause us to incur significant operating losses if we are unable to generate revenues through the production and sale of ethanol and distillers grains since we do not have or expect to have any other lines of business or alternative revenue sources.

Our executive officer and governors lack significant experience in financial accounting and preparation of reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Neither our executive officer nor any of our governors has ever served as such with a company that is required to file reports under the Exchange Act.  As a result, we may not be able or qualified to efficiently and correctly deal with our financial accounting issues and preparation of the Exchange Act reports.  If we are unable to correctly deal with our financial accounting issues and prepare our Exchange Act reports, we may be exposed to significant liabilities and have difficulty raising additional capital.  Although we plan to implement a search for a full-time controller or CFO with appropriate U.S. GAAP and SEC experience as part of our remediation plan described under Item 9A(T) of this Annual Report on Form 10-K, it is not clear how long this search will take or whether it will be successful.  If we are unsuccessful in attracting qualified candidates we may continue to have difficulty in dealing with our financial accounting issues and preparation of Exchange Act reports.

Risks Related to the Ethanol Industry

The spread between ethanol and corn prices can vary significantly and we expect to incur losses in the near future because of narrow spreads.

We have certain risks and uncertainties that we experience during volatile market conditions such as what we experienced during the fiscal years 2009 and 2008. These volatilities can have a severe impact on operations.  Our revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. and our operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn.  The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn.  The cost of corn is generally impacted by many factors, including supply and demand, weather, government policies and programs.

We incurred a net loss of approximately $21.5 million for the fiscal year ended September 30, 2009.  Net losses were high in large part because of rising corn costs that were not offset by rises in ethanol prices.

We anticipate that our results of operations for the first quarter of 2010 will be affected by the increased production of ethanol as many plants that had been in an idle state have been purchased and placed back in service. This will affect corn price as demand increases. The protracted midwest harvest, combined with unseasonal rain and lack of natural drying, may lead to quality issues in the corn supply, as well as damage from excessive mechanical drying. These quality issues could lead to elevated pricing or lower production from poor quality corn. The volatility that is due to various factors, including uncertainty with respect to the market for our major input (corn) and the major output (ethanol), could lead to further losses.

Hedging transactions that may be undertaken in the future could significantly increase our operating costs if we incorrectly estimate our corn requirements and are not able to utilize all of the corn subject to our futures contracts.

Although we have presently exited all of our hedging positions, we may attempt in the future to minimize the effects of fluctuations in the price of corn on our operations by taking hedging positions in the corn futures markets.  Hedging is a means of protecting the price at which we will buy corn in the future.  In one type of hedging transaction, we would purchase futures contracts that lock in the amount and price of corn that we will purchase at a future date.  Whether our hedging activities would be successful depends upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grain to utilize all of the corn subject to the futures contracts.  Although we would attempt to link hedging activities to sales plans and pricing activities, hedging activities can result in significant costs, especially if we could not use all of the corn subject to our futures contracts.  If we are unsuccessful with any hedging efforts we may make in the future, our business may suffer.

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

Although we have recently witnessed a large volume of ethanol production going offline, we expect that the number of ethanol producers and the amount of ethanol produced will likely continue to increase in the future.  We cannot assure that the demand for ethanol will increase in order to compensate for the increased supply.  The demand for ethanol is dependent upon numerous factors such as governmental regulations, governmental incentives, whether the phase out or restrictions on the use of MTBE continues and the development of other technologies or products that may compete with ethanol.  If the demand for ethanol does not sufficiently increase, increased ethanol production may lead to lower ethanol prices.  In addition, because ethanol production produces distillers grain as a co-product, increased ethanol production will also lead to increased supplies of distillers grain.  Demand for distillers grain is independent of the demand for ethanol and depends upon various factors, such as the strength of the local and national beef and dairy cattle industry, and the availability of other feed products at more economical prices.  An increase in the supply of distillers grain, without offsetting increases in demand, could lead to lower prices.  Decreases in the price of ethanol and distillers grain will result in our generating lower revenue and lower profit margin, thereby reducing or eliminating our profits.

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

Competition in the ethanol industry is intense.  We face formidable competition in every aspect of our business, and particularly from other companies that operate large-scale ethanol plants.  We face competitive challenges from larger facilities and organizations that produce a wider range and larger quantity of products than we can, and from other plants similar to our Plant.  Our Plant is in direct competition with other ethanol producers and oil companies that have acquired ethanol plants, many of which have more experience and greater resources than we do.  Some of these producers are, among other things, capable of producing a significantly greater amount of ethanol and compete with us for corn and product markets.  Nationally, the ethanol industry may become more competitive given the substantial amount of construction and expansion that is occurring in the industry.  If we are unable to compete effectively in this competitive environment, the value of our business may suffer.

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

We have 33 employees, which is all of the personnel that we believe are necessary to operate the Plant.  Our success depends in part on our ability to retain competent personnel in a rural community.  We cannot assure that we will be able to maintain qualified personnel, or hire competent personnel in the event of turnover.  If we are unable to maintain productive and competent personnel, the amount of ethanol we produce may decrease and we may not be able to efficiently operate the Plant.

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

The Plant is subject to environmental regulation by the Minnesota Department of Natural Resources and by the United States Environmental Protection Agency (“EPA”).  The state of Minnesota or the EPA may seek to implement additional regulations or implement stricter interpretations of existing regulations.  Changes in environmental regulations or stricter interpretation of existing regulations may require additional capital expenditures or increase our operating costs.  In addition, because our Plant is a 55 million gallons per year Plant, it may be more difficult and costly for us to comply with applicable environmental regulations than smaller ethanol plants.  Any increases in operating costs will result in lower profit margins because we may be unable to pass any of these costs on to our customers.

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

In addition, the California Air Resources Board recently passed a Low Carbon Fuel Standard (“LCFS”), which sets standards for the carbon intensity of fuels used in the state starting in 2011.  Certain provisions of the LCFS, which are not yet final, have the potential to ban ethanol produced at our Plant from being sold in California.  While we believe there may be some negative impact to our sales from the approval of the LCFS in California, we believe we will still be able to market all the ethanol produced by our Plant.  If more states, or the federal government, adopt similar provisions it could have a severe negative impact on our ability to sell all of the ethanol produced at our Plant.

Our business is subject to extensive occupational safety and health regulations that could increase our operating costs.

We are subject to various occupational safety and health regulations, and we have incurred expense in training employees in occupational safety compliance.  On January 10 and 11, 2008, all Plant operational personnel were trained for 10 hours in an Occupational Safety and Health Administration (“OSHA”) safety course.  In addition, on February 19, 2008 all operational employees attended a training course on hazardous materials.  We have compiled a current Plant Safety Manual with the assistance of our consultants, Natural Resource Group, which is available to all Plant personnel.  We will continue to be subject to such safety and health regulations and will continue to incur expense with respect to training and compliance.  We do not expect that compliance with these rules and regulations will have a material impact on our business or as to our competitive stance in the industry, as these rules apply to other ethanol plants as well.  However, any increase in OSHA compliance costs could negatively affect our profitability.

Risks Related to the Units

Our lenders and other creditors would have priority over unit holders in the event of a liquidation of our assets, and if there are insufficient assets to repay our outstanding liabilities our unit holders could receive only a portion or none of their initial investment.

As further explained under “Risks Relating to Our Bankruptcy,” on October 30, 2009,  we filed a voluntary petition for relief in the Bankruptcy Court under Chapter 11 of Title 11 of the Code. Our negotiated Chapter 11 bankruptcy filing, In re: Otter Tail AG Enterprises, LLC, was done with the approval of our senior lenders. In the event that our bankruptcy is not successful, we would have insufficient liquidity to continue operations, and may be forced to proceed with an orderly liquidation of our assets. Under the terms of our debt financing agreements, our senior lender will be repaid first out of the proceeds of any liquidation. Subordinate lien holders, followed by any unsecured creditors, would then be paid with remaining assets in satisfaction of our other debts and liabilities. Unit holders would be paid with proceeds from remaining available assets, if any. There is no guarantee that any funds would be available for our Unit holders after repayment of our debt. In such liquidation scenario, our Unit holders may receive little to no return on their investment in the Company and the value of their Units may be nothing.

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

ITEM 2. PROPERTIES.

Our Plant was constructed on a 116-acre site two miles northwest of Fergus Falls, Minnesota.  On October 25, 2006, we purchased a majority of the site from Jonathan and Brenda Piekarski.  Mr. Piekarski is a governor on our Board. The purchase price of the site was $700,000, which is approximately $6,100 per acre.

We are also leasing our distillers grain processing facility from Otter Tail County (the “County”) pursuant to a Solid Waste Facility Lease Agreement.  We began payments under the lease on February 25, 2008 and we are scheduled to continue to make payments until November 1, 2019.  The amount of total payments under the lease is equal to the aggregate principal amount and interest on the County’s $20 million Subordinate Exempt Facility Revenue Bonds and $6.01 million General Obligation Bonds.  We hold restricted cash as part of the capital lease financing. At September 30, 2009, the total of these accounts was approximately $10,000 of capitalized interest reserve and approximately $2.0 million of debt reserve fund.

All of our tangible and intangible property, real and personal, serves as collateral for our senior and subordinated debt agreements with our lenders, including the County under the Solid Waste Facility Lease Agreement. On October 30, 2009, we filed a voluntary petition for relief in the Bankruptcy Court under the Code. The ability of our senior creditors and the County to seek remedies to enforce their rights under the agreements is automatically stayed as a result of the filing of the Chapter 11 petition.  The automatic stay invoked by the filing of the Chapter 11 petition effectively precludes any actions by the Company’s senior creditors and County to collect, assert, or recover a claim against us, subject to the applicable provisions of the Code and orders granted by the Bankruptcy Court.

In the event that we do not successfully emerge from Chapter 11, all of our tangible and intangible property is subject to forfeiture to our senior and subordinated lenders, including the County. Our lending agreements and Chapter 11 bankruptcy are discussed in more detail in “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion And Analysis,” and Notes 2, 6 and 7 to our financial statements.

ITEM 3. LEGAL PROCEEDINGS.

On October 30, 2009,  we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Minnesota under Chapter 11 of the Code. Our negotiated Chapter 11 bankruptcy filing, In re: Otter Tail AG Enterprises, LLC, was made with the approval of our senior lenders.

Under Chapter 11, certain claims in existence prior to our filing of the petition for relief under the Code are stayed while we continue business operations as a debtor-in-possession. We have continued and will continue to operate our business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code.

The Chapter 11 bankruptcy filing described above constitutes an event of default under the Company’s master loan agreement with Agstar Financial Services, PCA, its construction and term loan agreement with MMCDC New Markets Fund II, LLC (collectively, the parties are the “Secured Creditors”), and its capital lease with the County.  Prior to that, on June 3, 2009, all obligations under the aforementioned agreements became automatically and immediately due and payable.  However, the ability of the Secured Creditors and County to seek remedies to enforce their rights under the agreements is automatically stayed as a result of the filing of the Chapter 11 petition.  The automatic stay invoked by the filing of the Chapter 11 petition effectively precludes any actions by the Company’s Secured Creditors and County to collect, assert, or recover a claim against us, subject to the applicable provisions of the Code and orders granted by the Bankruptcy Court.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended September 30, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established trading market for our Units.  To maintain our partnership tax status, members may not trade their Units on an established securities market or readily trade the Units on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause us to be deemed a publicly traded partnership, and to all applicable securities law restrictions.  We engaged AgStockTrade.com to create a qualified matching service in order to facilitate trading of our Units.  Since our Units were cleared for trading on AgStockTrade.com on July 1, 2008, there have been no trades of our Units. We suspended all trading in our Units as a result of our negotiated Chapter 11 bankruptcy filing on October 30, 2009.

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

Securities Authorized for Issuance under Equity Compensation Plans

We previously maintained an equity compensation plan in which eligible executive officers received options to purchase our units.  As of September 30, 2008, 20,000 units remained to be issued pursuant to exercise of outstanding options.  During fiscal year 2009, all of these options have been cancelled pursuant to the termination of employment of our former chief executive officer and plant manager, effective October 31, 2008, and transition of our chief financial officer to chief executive officer and chief financial officer, effective December 1, 2008.

Effective December 1, 2008, our chief executive officer became eligible to receive 10,000 restricted Units pursuant to a vesting schedule that has 4,500 Units vested on January 1, 2009, 4,500 Units vesting on December 31, 2009, and 1,000 Units vesting on December 31, 2010.

Unit Holders

As of September 30, 2009, there were 966 holders of our Class A Units determined by an examination of our Unit transfer book.  There is no other class of membership units issued or outstanding.

Distributions

For the fiscal years ended September 30, 2009 and 2008, we did not make any distributions to members.  Distributions are payable at the discretion of our Board, subject to the provisions of the Minnesota Limited Liability Company Act and our Member Control Agreement.  In addition, our senior and subordinated long-term debt is subject to various financial and non-financial covenants that restrict our ability to declare distributions.  For example, we are prohibited from making distributions if we are in default under our Master Loan Agreement with Agstar. We were in default under this agreement and our other senior and subordinated debt agreements, including our capital lease with the County, as a result of our Chapter 11 bankruptcy filing on October 30, 2009.  As a result, we are prohibited from making any distributions to members unless and until we successfully emerge from bankruptcy.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 of our financial statements on this Form 10-K for more information on such restrictions and such debt agreements.

Purchases of Equity Securities by the Company

None.

 ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth selected financial data of the Company for the periods indicated. The audited financial statements for fiscal 2009 and 2008 are included in Item 8 of this Annual Report on Form 10-K and have been audited by our independent auditors, Boulay, Heutmaker, Zibell & Co., P.L.L.P.

	2008	2009
Statements of Operations Data:
Revenues	$70,099,287	$95,981,559

Cost of Sales	68,411,568	96,688,753

Lower of Cost or Market Adjustment	4,632,000	—

Impairment of plant and process equipment	—	12,500,000
Operating Expenses	1,708,066	2,254,393

Operating Loss	(4,652,347)	(15,461,587)

Other Expense, net	(4,001,728)	(6,052,538)

Net Income (Loss)	(8,654,074)	(21,514,125)

Weighted Average Units Outstanding - Diluted	23,927,872	23,936,250

Weighted Average Units Outstanding - Basic	23,927,872	23,936,250

Net Income (Loss) Per Unit - Diluted	(0.36)	(0.90)

Net Income (Loss) Per Unit - Basic	(0.36)	(0.90)

Our selected historical balance sheet information as of September 30, 2009 and 2008 are derived from our audited balance sheets.

	September 30, 2008	September 30, 2009
Balance Sheet Data:
Cash and Equivalents	$1,138,768	$4,058,000

Total Assets	$126,293,160	$105,153,022

Total Current Liabilities	$12,478,776	$90,174,378

Long Term Debt, net of current maturities	$77,323,865	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts, including but not limited to the following: our expectations regarding revenues and expenses, corn and ethanol prices and supply, future competition and governmental supports, bankruptcy filing, restructuring and reorganizational plans, and industry and general economic conditions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Form 10-K, including statements contained within “Item 1A – Risk Factors,” and including developments related to the following:

•	our ability to successfully emerge from the Chapter 11 bankruptcy process and continue normal business operations;

•	our ability to comply in the future with covenants under our debt financing agreements with senior lenders;

•	the availability and adequacy of our cash flow to meet our requirements, including payment of loans;

•	economic, competitive, demographic, business and other conditions in our local, regional and national markets;

•	changes in the availability and price of corn;

•	changes in the availability and price of natural gas;

•	changes in the environmental regulations that apply to our Plant operations;

•	the occurrence of certain events causing an economic impact in the agriculture, oil, or automobile markets;

•	lack of transport, storage, and blending infrastructure preventing ethanol from reaching high demand markets;

•	changes and advances in ethanol and other renewable fuels production technology;

•	changes in interest rates or the availability of credit, and limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	the results of our hedging transactions and other risk mitigation strategies;

•	our ability to retain key employees and maintain labor relations;

•	our ability to develop diverse revenue streams;

•	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended;

•	changes or developments in laws, regulations, tariffs or taxes in the ethanol, agricultural or energy industries;

•	actions taken or not taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the ethanol industry and excess capacity in the industry;

•	litigation against us or any third party suppliers;

•	the loss of any license or permit;

•	the lack of a public market for our membership units and restrictions on unit transfer;

•	the loss of our Plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required; and

•	changes in our business strategy, capital to support capital improvements and development.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical: valuation of inventory, assumptions used in analysis of long-lived asset impairment and estimated useful lives of property, plant and equipment.  Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

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

The Company had entered into forward corn purchase contracts and corn purchase agreements under which it was required to take delivery at the contract price.  Some of these contract prices were above current market prices for corn. Given the declining ethanol price, upon taking delivery under these contracts, the Company incurred a loss. Accordingly, the Company recorded a loss on these purchase commitments aggregating to $3,600,000 for the fiscal year ended September 30, 2008.  The amount of the loss was determined by applying a methodology similar to that used in the impairment evaluation with respect to inventory. Given the uncertainty of future ethanol and corn prices this loss may not be recovered, and future losses on outstanding purchase commitments could be recorded in future periods.

During the fiscal year ended September 30, 2008, the Company recorded an inventory valuation impairment of approximately $1,032,000 attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in lower of cost or market adjustments on the statements of operations.  For the fiscal year ended September 30, 2009, there was no inventory valuation impairment necessary.

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

Long-lived assets, including property, plant, equipment and investments, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows. Management recorded an impairment of $12.5 million at September 30, 2009 based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the Plant.  Future impairment analysis will depend on the Company generating positive cash flow from operations of the plant and successful reorganization under Chapter 11 bankruptcy.

Chapter 11 Bankruptcy

General

We suffered significant losses in fiscal 2009 and fiscal 2008 from a dramatic increase in its corn costs, reflecting in part costs attributable to its corn procurement and hedging arrangements, and historically unfavorable margins. Beginning in the third quarter of 2009, these losses, combined with worsening capital market conditions and a tightening of trade credit resulted in severe constraints on our liquidity position.  Faced with these constraints, on October 30, 2009 (the “Petition Date”), we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (the “Code”) with the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”).  Our Chapter 11 case is being administered by the Bankruptcy Court as In re: Otter Tail AG Enterprises, LLC (the “Bankruptcy Case”). The petition was filed in order to enable us to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. We intend to continue to operate our business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

As a result of the Bankruptcy Case, we are periodically required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, monthly operating reports and other financial information. Such materials have been and will be prepared according to requirements of federal bankruptcy law. While they would accurately provide then-current information required under federal bankruptcy law, such materials will generally be unaudited and prepared in a format different from that used in the Company’s financial statements filed under the securities laws. Accordingly, we believe that the substance and format of such materials do not allow meaningful comparison with our regular publicly-disclosed financial statements.

In order to successfully exit Chapter 11 bankruptcy, we will need to obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code, which plan has yet to be submitted to the Bankruptcy Court. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company is in negotiation with the relevant parties on developing a plan of reorganization which we anticipate will be filed with the courts prior to February 28, 2010.  There can be no assurance that a reorganization plan will be confirmed by the Bankruptcy Court, or that any such plan will be consummated.

Under section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, railcars and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves us of our future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against us for damages. Generally, the assumption of an executory contract or unexpired lease requires us to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, we expect that liabilities subject to compromise and resolution in the Bankruptcy Case will arise in the future as a result of damage claims created by our rejection of various executory contracts and unexpired leases. Conversely, we would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

The Bankruptcy Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring our creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company’s financial statements and the amount claimed by our creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations.

We have approval from the Bankruptcy Court to use the cash held at the date of filing for bankruptcy.  We have certain obligations such as reporting to the interested parties on a weekly basis as well as being required to carry a minimum of $2 million of available cash.  If we fail to meet our equity raise goal of $10 million by February 28, 2010, we may have to cease production as our creditors have the right to further restrict the use of cash under the agreement to the extent of withdrawing permission. We could request an extension for the use of cash; however it is not guaranteed that such permission would be granted.

As a result of the Bankruptcy Case, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements. Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The potential adverse publicity associated with the Bankruptcy Case and the resulting uncertainty regarding our future prospects may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and employees and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

Under the priority scheme established by the Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before unit holders are entitled to receive any distribution or retain any property under a plan of reorganization, which has yet to be submitted to or confirmed by the Bankruptcy Court. The ultimate recovery, if any, to creditors and/or unit holders will not be determined until confirmation and consummation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Case to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our units receiving no distribution on account of their interests and cancellation of their existing units.

Results of Operations

We own and operate a corn dry-mill ethanol Plant in Fergus Falls, Minnesota .  We process approximately 20 million bushels of corn into approximately 55 million gallons of ethanol each year, based on the nameplate capacity of our Plant.  In addition, we sell distillers grains, a principal co-product of the ethanol production process, which we will sell as WDGS and DDGS.

Revenues

For the year ended September 30, 2009, we had revenues of approximately $96 million.  For the year ended September 30, 2008, we had revenues of approximately $70.1 million.    The increase in our revenues of approximately $25.9 million, or 37 percent, was due to our Plant only becoming operational in the second quarter of fiscal 2008.  Our increase in revenues reflects the additional amount of time that the Plant was operational in fiscal year 2009 versus fiscal year 2008, and the corresponding greater volume of ethanol sales that offset the higher price per gallon received during 2008.  During fiscal year 2009, we witnessed an average sales price for our ethanol of $1.53 per gallon, which represents a decrease of $0.75 per gallon from our average sales price for ethanol in fiscal year 2008.  Also, during fiscal year 2009, we witnessed an average sales price for our WDGS of $29.79 per ton, a $4.90 per ton decrease over fiscal year 2008, and an average sales price for our DDGS of $110.48 per ton, a $36.66 per ton decrease over fiscal year 2008.

 Cost of Sales

For the year ended September 30, 2009, we had costs of sales of approximately $96.7 million, or approximately 101% of revenues, and no lower of cost or market adjustment.  We also incurred an impairment of plant and process equipment charge of $12.5 million.  For the year ended September 30, 2008, we had costs of sales of approximately $68.4 million, or approximately 98% of revenues, and a lower of cost or market adjustment of approximately $4.6 million.   Our higher costs of sales, inclusive of impairment charges and lower of cost or market adjustment, for fiscal 2009 over fiscal 2008 of approximately $36.1 million, or 49 percent, was due to our Plant only becoming operational in the second quarter of fiscal 2008.  Our increase in costs of sales reflects the additional amount of time that the Plant was operational in fiscal 2009 versus fiscal 2008, and the corresponding greater volume of input purchases, particularly corn.  While we witnessed a dramatic rise in corn prices throughout the third and fourth quarters of fiscal year 2008, corn prices somewhat stabilized in fiscal year 2009.  Some of the other key components of our costs of goods sold (chemicals, denaturant and natural gas) also decreased during fiscal year 2009 vs. fiscal year 2008.

Operating Expenses

Our operating expenses were approximately $2.3 million and $1.7 million for the fiscal years ended September 30, 2009 and 2008, respectively.  Our operating expenses increased by approximately $600,000, or 35 percent, for fiscal year 2009 over 2008.  These increases were due primarily to costs associated with running our Plant for a full fiscal year, versus only partial operation in fiscal year 2008, and professional and consulting fees related to the bankruptcy and bank foreclosure proceedings.  In fiscal year 2009, our significant operating expenses were: 1) approximately $342,000 related to salaries; and 2) approximately $816,000 related to professional fees (for legal and accounting services). In fiscal year 2008, our significant operating expenses were:  1) approximately $987,000 related to general and administrative expense and 2) approximately $720,000 related to professional fees (for legal and accounting services).

Other Income, Net

Interest expense was approximately $4.6 million and $2.9 million for fiscal years September 30, 2009 and 2008, respectively, an increase of 59 percent for fiscal year 2009 over 2008.  The increase is due to late charges and default interest being charged in 2009.  As of September 30, 2009, we had fully drawn on our senior debt and operating line of credit.

Interest income was approximately $27,000 and $222,000 for the fiscal years ended September 30, 2009 and 2008,  respectively, a decrease of 715 percent for fiscal year 2009 over 2008.  Interest income decreased primarily due to a reduction in cash held in interest bearing accounts and reduction in rate earned.

  Net Loss

Our net loss was approximately $21.5 million and $8.7 million for the fiscal years ended September 30, 2009 and 2008, respectively, an increase of 147 percent for fiscal year 2009 over 2008.  The increase in our net loss was primarily the result of the continued poor margin situation in the ethanol industry during fiscal year 2009, as well as an impairment of plant and process equipment charge of $12.5 million during the year.  During the fiscal year ended September 30, 2009, we had no lower of cost or market adjustment.   During the fiscal year ended September 30, 2008, we had a lower of cost or market adjustment of approximately $4.6 million.  As provided in “Chapter 11 Bankruptcy” in this Management’s Discussion and Analysis, continued net losses and our worsening liquidity situation caused us to make a voluntary filing for Chapter 11 protection on October 30, 2009.

Margins have recently improved across the industry due to a more balanced supply and demand of product in the market place.  This margin improvement has caused some of the production capacity that was previously slowed down or shut down to increase production or come back on line.  In the event that we successfully emerge from bankruptcy and some or all of production capacity that was previously slowed or shut down comes back on line, we may witness tighter margins in fiscal year 2010 and possibly beyond.

 Trends and Factors that May Affect Future Operating Results

Bankruptcy

Our future operating results will be significantly dependent on our ability to emerge successfully from Chapter 11 bankruptcy protection with a court-approved plan of reorganization that allows us to continue operations.  Please see “Chapter 11 Bankruptcy” in this Management’s Discussion and Analysis for more information on the status of our bankruptcy filing.

Ethanol Supports

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, which raises the minimum usage requirement to 13.2 billion gallons of ethanol by 2012 and 15 billion gallons by 2015.  The Act also mandates a minimum requirement of 36 billion gallons of renewable fuels by 2022, with cellulosic ethanol accounting for 16 billion gallons of this total.  The renewable fuels standard program should ensure the continued growth of the ethanol market in the near future.  The Energy Policy Act also provides a small producer credit allowing qualifying producers to deduct from their federal income taxes 10¢ per gallon for the first 15 million gallons of ethanol produced in a given year.  The Volumetric Ethanol Excise Tax Credit provides refiners 4.5¢ per gallon of ethanol blended at 10 percent, which encourages refiners and gasoline blenders to use ethanol.  We expect that the RFS and Volumetric Ethanol Excise Tax Credit will increase demand for our ethanol and have a positive effect on our operating results.

Competition and Product Demand

As of October 22, 2009, according to the Renewable Fuels Association, 202 ethanol refineries had a nameplate production capacity of a record 13.1 billion gallons, and 11.9 billion gallons of operating production.  In fiscal year 2009, we witnessed a number of plants temporarily reducing production or shutting down for a limited amount of time or permanently.  If and when the margin situation improves in the industry, we would expect to see much of this excess capacity coming back online.  We believe that the influx of new ethanol refineries and return of excess capacity and corresponding increase in supply may have a negative effect on our short-term operating results.

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

Due to the significant expansion of the ethanol industry, corn futures rose in fiscal 2008 overall in response to this new demand, but lowered significantly in the fourth quarter of fiscal 2008.  Corn futures were significantly lower and more stable throughout fiscal 2009.  We anticipate that this trend will continue, but there can be no guarantee that corn prices will not return to the high prices and significant volatility that we witnessed in fiscal 2008.  Factors such as United States Department of Agriculture (“USDA”) estimates of acres planted, corn yield increases per acre, export demand and domestic usage also have significant effects on the corn market.  Significant increases in the price of corn will have a significant negative effect on future operating results.

Natural Gas

The Plant requires a significant and uninterrupted supply of natural gas for its operations.  Natural gas prices have historically fluctuated dramatically.  Natural gas prices in Minnesota have risen greatly in recent years, rising from an average of $2.98 per 1000 cubic feet in 1999 to $9.09 per thousand cubic feet in 2008 (Industrial Price), according to U.S. Department of Energy.  Natural gas prices lowered significantly in fiscal year 2009.  As of September 30, 2009, natural gas prices were $3.94 per 1000 cubic feet.  We expect that volatility in the natural gas market will continue, and that significant increases in the price of natural gas would have a significant negative effect on future operating results.

Inflation

We do not consider the impact of inflation to be material to our revenues and income from operations.

Liquidity and Capital Resources

Statement of Cash Flows for the years ended September 30,	2009	2008
Cash flows used in operating activities	$(51,238)	$(9,143,260)
Cash flows used in investing activities	(36,390)	(46,540,912)
Cash flows provided by financing activities	3,006,860	52,221,623

Cash Flows

Operating activities. Net income before depreciation and amortization is a significant contributor to cash flows from operating activities. The changes in cash flows from operating activities generally follow the results of operations and also are affected by changes in working capital. Cash flows used in operating activities in 2009 decreased approximately $9.1 million from the comparable prior period. The Company incurred a net loss of approximately $21.5 million due to operational losses from the negative spread between corn and ethanol, together with a onetime impairment of plant and process equipment of $12.5 million, as well as a further impairment of the financing costs of approximately $1.5 million.  Depreciation expense accounted for approximately $7 million as compared to $3.7 million in 2008 and an accrued interest increase of approximately $2.3 million over 2008 accrual accounted for the change in cash flows from operations. The Company’s overall cash and equivalent position improved from approximately $1.1 million at September 30, 2008 to approximately $4.0 million at September 30, 2009.

Investing activities. Cash flows used in investing activities in fiscal 2009 decreased approximately $46.5 million compared to the comparable prior period, the result of no construction in process expenditures in fiscal 2009 as a result of the Plant becoming operational in 2008.  There were approximately $46.5 million in construction in process expenditures in fiscal 2008.

Financing activities. Cash flows provided by financing activities in fiscal 2008 decreased approximately $49.2 million compared to the comparable prior period, primarily the result of proceeds from our construction loan being fully recognized in fiscal 2008.  For fiscal year 2008, we recognized approximately $47.5 million in proceeds from our construction loan.

As of September 30, 2009, we had approximately $4 million in cash and cash equivalents, approximately $2.8 million in restricted cash, and total assets of approximately $105 million.  As of September 30, 2009, we had current liabilities of approximately $90.2 million, including approximately $80.1 million in current maturities of long-term debt.  Total members’ equity as of September 30, 2009 was $14,978,644.

Since our inception through September 30, 2009, we have an accumulated deficit of approximately $30.2 million.  We are in default under all of our senior and subordinated debt, which means that all of our long-term debt has been classified to current maturity.  On October 30, 2009,  we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Minnesota under Chapter 11 of the Code. Our negotiated Chapter 11 bankruptcy filing, In re: Otter Tail AG Enterprises, LLC, was made with the approval of our senior lenders.  Our continued operations will be dependent on successfully emerging from bankruptcy with a court-approved plan of reorganization, which we have yet to submit to the Bankruptcy Court.  Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements though September 30, 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we cannot obtain sufficient additional funding, we will be forced to significantly curtail our operations, or cease operations.

 Contractual Obligations and Commercial Commitments

We have entered into several loan agreements and a capital lease agreement for financing of the Plant.  The total loan commitment is approximately $60 million and the capital lease is approximately $26 million, and both are described below.  As provided above and in Note 2 to the consolidated financial statement notes, we filed for voluntary Chapter 11 bankruptcy protection on October 30, 2009.  The ability of our senior creditors and the County to seek remedies to enforce their rights under the agreements listed below is automatically stayed as a result of the filing of the Chapter 11 petition.  The automatic stay invoked by the filing of the Chapter 11 petition effectively precludes any actions by the Company’s senior creditors and County to collect, assert, or recover a claim against us, subject to the applicable provisions of the Code and orders granted by the Bankruptcy Court.  We are working with our lenders to cure defaults related to the various loans to which we are a party in order to successfully emerge from bankruptcy.

The loans described below are subject to credit agreements with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

We were in violation of financial covenants as of September 30, 2008.  We failed to meet tangible net worth requirements and reporting requirements as of September 30, 2008.  As of September 30, 2008 the financing agencies had waived the compliance with the tangible net worth ratio and reporting requirements through October 1, 2009.

On March 20, 2009, we entered into a forbearance agreement  (the “Forbearance Agreement”) with our senior lender, Agstar Financial Services, PCA (“Agstar”), which requires that Agstar not pursue certain remedies available to them until April 30, 2009, which is the end of the forbearance period.  The terms of the Forbearance Agreement requires us to pay the current principal amounts due as well as all accrued interest at the end of the forbearance period.  At that time, if we are unable to pay the amounts due after the forbearance period as required under the Forbearance Agreement, Agstar may (1) declare a default under the loans and (2) consent to remedial action taken by subordinate lenders, and may provide notice of default and/or acceleration.

On June 3, 2009, we received a notice letter from Agstar stating we are in default on our loan agreement and that we are in default under our subordinate lender agreements.  Under the terms of the notice letter we had to cure all defaults prior to June 15, 2009, or the entire amount due under the agreements would become accelerated.  We failed to make these payments under the notice by June 15, 2009.

On July 21, 2009, our senior lender declared the principal and interest balance under the Construction Term Note Term Revolving Note, and Revolving Line of Credit Loan (both defined below) immediately due and payable.

On August 31, 2009, we received a summons and complaint from Agstar and NMF for our defaults on the loan agreements to begin foreclosure proceedings.

New Market Tax Credit Loan

In March 2007, we entered into the agreement with NMF for the amount of $19,175,000. We have guaranteed we will be in compliance with the program over the tax credit recapture period from September 2007 until September 2014. The NMF loan is divided into two portions: a term loan of $14,480,500 (the “Term Loan”) and subordinated note for $4,694,500 (the “Subordinated Note”). The Term Loan contains a provision in which we must make interest only payments on the 6th day of the first month following the initial advancement, August 2007, until the 85th month. On the sixth day of the 85th month and continuing for an additional 48 months, we must pay the amortized unpaid principal together with the accrued interest. The interest rate is calculated using the Wall Street Journal daily money rate (base rate) plus 1.0%.

The Subordinated Note for $4,694,500 carries a fixed interest rate of 2.514%. On the first day of each month following the initial advance, August 2007, interest only payments will be made until September 2014 when a principal payment of $400,000 is required.

As of September 30, 2009 we are being charged a default interest rate of 5% on the term loan and 4.51% on the subordinated note along with late charges for non-payment.

Construction Term Loan

Upon satisfactory completion of the Plant a portion of the construction loan (the “Construction Loan”) converted to a construction term loan (the “Construction Term Loan”), totaling $29 million. The interest rate reduced to LIBOR plus 2.95% on the Construction Term Loan. The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan. We are required to make interest payments only on the 1st of day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, payable in full in June 2018. In addition to the scheduled payments, we will make additional principal payments equal to 65% of our excess cash flow not to exceed $2 million per fiscal year and an aggregate total of $8 million.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

The financing agreement requires an annual servicing fee of $20,000.  We may make distributions which exceed 40% of net income as long as we have made the required excess cash flow payments and maintained the required financial covenants.  The financing agreement contains certain prepayment fees in the first three years of the scheduled payments. We are also required to obtain and maintain financial ratios on an annual basis.

Construction Term Revolving Note

The amount of the construction term revolving note (the “Construction Term Revolving Note”) that converted to the term revolving note (the “Term Revolving Note”) was $6 million. We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.2256% at September 30, 2009 and 5.41% as of September 30, 2008.  The outstanding principal and any accrued interest is due on the five year anniversary from the conversion date. The purpose of this loan is for cash and inventory management purpose.

Revolving Line of Credit Loan

We also have a revolving line of credit loan (“Revolving Line of Credit Loan”) with the same lending institution for up to $6 million.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.2256% at September 30, 2009 and 5.41% as of September 30, 2008.  The purpose of this loan is for general and operating expenses. The maturity of the Revolving Line of Credit loan is 364 days from commencement, on the loan maturity date the principal and any outstanding accrued interest will be due. We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note (the “Revolving Promissory Note”), payable quarterly in arrears. The interest rate is equal to LIBOR plus 2.95% if our tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assets) is less than or equal to 60% or  LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%.

The Term Revolving Note as well as the Construction Term Note and the Revolving Line of Credit Loan are subject to a master loan agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

As of September 30, 2009, we are being charged default interest at 5.23% for the Construction Term Note, Term Revolving Note and Revolving Line of Credit Note as well as late charges for payments not made on time.

Under the terms of our Master Loan Agreement with Agstar, we may make distributions to members of 40% of our immediately preceding fiscal year’s net income, and make additional distributions permitted by lender after any excess cash flow has been paid.  We may not make any distributions while an event of default exists.  We were in default under the Master Loan Agreement as of September 30, 2008, but received a waiver for our violations through October 1, 2009, and we filed for Chapter 11 bankruptcy protection on October 30, 2009.  We are therefore forbidden from making any distributions to members.

County Capital Lease

In April 2007, we entered into a long term equipment lease agreement with the County in order to finance equipment for the Plant (the “Capital Lease”).  The Capital Lease has a term from May 1, 2007 through November 2019. The County financed the purchase of equipment through Subordinate Exempt Facility Revenue Bonds Series 2007A totaling $20 million, General Obligation Tax Abatement Bonds Series 2007B totaling $5,245,000, and Taxable General Obligation Tax Abatement Bonds Series 2007C totaling $765,000 (collectively the “Bonds”).

Under the Capital Lease with the County, we began making payments on May 25, 2008 and on the 25th of each month thereafter.  Until May 25, 2008, interest was being paid through the interest reserve fund included in restricted cash. The Capital Lease payments correspond to the interest of 1/6 the amount due on the bonds on the next interest payment date. Capital Lease payments for principal were scheduled to begin on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding bonds on the next semi-annual principal payment date. We were expected to make lease payments of principal and interest that correspond to the principal and interest the County will pay on the General Obligation Bonds Series 2007B and 2007C. Interest payments were financed through an interest reserve recorded as restricted cash. We were expected to pay Capital Lease payments that correspond to 1/6 the amount of interest payable due on the bonds on the following February 1 or August 1 and principal amounts equaling 1/12 of the principal due on the following February 1. We have guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, we will provide such funds as are needed to fund the shortfall. The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term. Assets under this lease totaled approximately $20,396,100 with accumulated depreciation of approximately $2,226,740 and $867,000 recorded as of September 30, 2009 and 2008, respectively.

We failed to make basic payments on the County capital lease as of December 31, 2008, which caused us to default on the Capital Lease.  Accordingly, the Capital Lease has been reclassified to current maturities of long-term debt.  The County has continued to make required principal and interest payments to the bondholders.  As of September 30, 2009, the County has paid approximately $648,000 in principal through the County’s general fund on our behalf.  We included this amount due in the current debt balance. Interest payments on the Capital Lease have been paid through restricted funds during fiscal 2009.  We have not accrued a liability to replenish those funds as of September 30, 2009, but may be required to do so in the future pending the bankruptcy proceedings results.

Off-Balance Sheet Transactions

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with interest rates as discussed below.  We have no exposure to foreign currency risk, as all of our business is conducted in United States Dollars.  While we previously used derivative financial instruments as part of an overall strategy to manage market risk, we no longer have any derivative instruments that expose us to commodity price risk.

Interest Rate Risk

If we successfully emerge from bankruptcy, we expect to be exposed to market risk from changes in interest rates on our existing debt facilities.  Exposure to interest rate risk results from holding our credit agreements.

We used debt to finance a significant amount of our expenditures in the year ended September 30, 2008 and in the twelve months ended September 30, 2009.  As of September 30, 2009, we have approximately $86.1 million in short-term debt, including our line of credit.  As we are being charged default interest due to our defaults on existing loan agreements, our interest rate is not subject to variability as of September 30, 2009.  If and when we successfully emerge from bankruptcy and return to variable interest rates, a hypothetical 1% change in interest rates would change our interest expense by approximately $861,000 on an annual basis.

Commodity Price Risk

Effective April 8, 2008, we closed the majority of all derivative positions.  At September 30, 2009, we have no derivative instruments that expose us to commodity price risk.  For the period ended September 30, 2009, we recorded a realized loss of approximately $234,000.  We did not have any firm purchase commitments related to corn for the period ended September 30, 2009.  We recorded an accrued loss on our firm purchase commitments related to corn aggregating to zero for the period ended September 30, 2009 and approximately $3.6 million for the fiscal year ended September 30, 2008.  At September 30, 2008 the Company recorded a net liability of approximately $10,000, which included a liability of approximately $77,000 and cash of $67,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are included on pages F-1 to F-17 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, the chief executive officer/chief financial officer has concluded that the Company’s disclosure controls and procedures are not yet fully effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer/chief financial officer as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  We are working on a developing a disclosure control remediation plan to remedy our disclosure controls and procedures deficiencies.  We expect to have such a plan in place by the end of the second quarter of 2010 and to continue to take additional steps necessary to ensure all controls and procedures are in place for full compliance with a goal to have all of our remediation measures in place by the end of the second quarter of 2010.  The remediation plan includes but is not limited toimplementing a search for a full time controller or chief financial officer with appropriate qualification.

The implementation of this remediation plan has been initiated and will continue through the third quarter of fiscal 2010 and possibly beyond. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting or disclosure controls in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management has conducted, with the participation of our chief executive officer and chief financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of September 30, 2009:

The Company has in place a policy and procedures manual.  However, due to the limited staffing, we have a material weakness in segregation of duties. We have been unable to fill the position of full-time chief financial officer. so our senior accountant has been fulfilling a portion of the duties that would otherwise be performed by a chief financial officer.  The work of the senior accountant has assisted in creating some segregation of duties; however, due to our limited staffing, we anticipate that we always may have some segregation of duties  issues.  Also, in particular, a significant amount of information about the Company is channeled through the chief executive officer related to disclosure controls for the financial report and required SEC filings.  The appointment of a chief financial officer or controller will enable the Company to have more coverage for Company information, rather than relying upon one individual.  Our plan to address the disclosure controls issue will be incorporated in the plan of reorganization, which has yet to be submitted to or confirmed by the Bankruptcy Court.  As part of the plan, we will seek to appoint a chief financial offcier or controller that has experience in preparing SEC periodic reports and related matters that will provide additional segregation of internal controls.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. GOVERNORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table contains information with respect to the members of the Company’s board of governors:

Name	Age	Year First Became A Governor
Gary Thompson, Chairman	58	2009
Hans Ronnevik, Treasurer	64	Inception
John Anderson	50	2009
Philip Deal	40	Inception
Gerald Rust	56	Inception
Ronald Tobkin	61	Inception
Jonathan Piekarski	55	Inception

Gary Thompson, Chairman, Age 58

Mr. Thompson currently owns and operates the 27-hole Geneva Golf Club in Alexandria, Minnesota and is a partner with his oldest son on the 18-hole Trilogy Golf Club in Gilbert, Arizona from 1999 to present.  From 1969 to 2001, Mr. Thompson owned and operated a dairy and cash grain farm with his father in Clarissa, Minnesota. He has served on the board of Agri-Valley Farm Center in Clarissa, Minnesota from 1974 to 1999 and was Vice Chair of Finance for the Central Minnesota Ethanol Cooperative in Little Falls, Minnesota from 1997 to 1999.

Hans Ronnevik, Treasurer, Age 64

Mr. Ronnevik has been a partner in Ronnevik Farms, a crop farming operation, since 1972.  Mr. Ronnevik was a board member of AgCountry Farm Credit Services of Fargo, North Dakota for five years from 2003-2008, and served on the Audit Committee each year.  Mr. Ronnevik graduated from North Dakota State University in 1967 with a Bachelor of Science Degree in Animal Science.  Mr. Ronnevik has served as Treasurer and a governor since our inception.

John Anderson, Governor, Age 50

Mr. Anderson has been employed as the manager of NAPA of Perham, an auto parts and service business in Perham, Minnesota since 2000.  Mr. Anderson has also been a general partner of New Life Farms, PLLP, and Vice President of NLF Group, Inc. since 2000. From 1982 to 2000, Mr. Anderson served as the owner and manager of Anderson Turkey Farms, a family owned and operated turkey breeding farm.  Mr. Anderson serves as Treasurer of MnAg2010, an ad-hoc group of agricultural leaders from a five state area with a mission to promote agricultural issues.  Mr. Anderson holds Bachelor of Science and Bachelor of Arts degrees from Moorhead State University.

Philip Deal, Governor, Age 40

Since 1986, Mr. Deal has been actively involved in his family farming operation.  Since 2001, he has been the grain merchandiser and manager of the Grain Division of Wheaton-Dumont Coop Elevator in Wheaton, Minnesota, and he was promoted to general manager in 2006, a position he currently holds.  Mr. Deal received his Bachelor of Science degree in Finance from Moorhead State University.  Mr. Deal has been an advisory board member since our inception.  Mr. Deal has served as a governor since our inception.

Gerald Rust, Governor, Age 56

Mr. Rust has served on several local boards and councils and most recently was a founding member and director/governor (1993-2001) of Chippewa Valley Ethanol Co. in Benson, Minnesota.  In 1998, he was again involved as a founder of Diversified Energy Co. in Morris, Minnesota, serving as governor and board chairman from 1998-2005.  During his involvement with the ethanol industry he has been active in the Minnesota Coalition for Ethanol, Minnesota Corn Co-products Export Group, U.S. Grains Council, and Minnesota Shippers Association. Mr. Rust is retired.  Mr. Rust has been a member of our steering advisory committee since February 2005 and has served as a governor since our inception.

Ronald Tobkin, Governor, Age 61

Mr. Tobkin has actively been involved in the family farming operation since 1972, and has been a self employed farmer for the past five years.  His past experience includes: Assistant Soil Scientist for University of Minnesota Northwest Experiment Station, Co-Owner, President and General Manager of Perco Farm Service in Perham, Minnesota, Co-Owner, President and General Manager of Prairie Bean Co., Perham, Minnesota, Co-Owner, President and General Manager of Perco Bean Co., Perham, Minnesota, and Managing Partner and majority owner of Little Pine Dairy, LLP Perham, Minnesota.  Mr. Tobkin has also been a Chamber of Commerce Officer for School Board District 549 Chairman.  Mr. Tobkin graduated from North Dakota State University with a Bachelors Degree in Soil Science in 1970.  He also graduated and commissioned in the Minnesota Military Academy in 1972.  Mr. Tobkin has served as a governor since our inception.

Jonathan Piekarski, Governor, Age 55

Mr. Piekarski has been a self-employed grain farmer from 1980 to the present.  He has over 20 years experience as a director in the Farm Credit System, starting with the Federal Land Bank Association of Fergus Falls and remaining through the successive mergers to what is now AgCountry Farm Credit Services, headquartered in Fargo, North Dakota.  In that capacity, Mr. Piekarski has served as Vice-Chair and Chairman of the Board of Directors of Farm Credit Services of West Central Minnesota, Moorhead and AgCountry Farm Credit Services.  Over his tenure, Mr. Piekarski has been a member of the state stockholder advisory committee, state legislative advisory committee, board member and Vice-Chair of the Minnesota Federation of Farm Credit Stockholders, member of the Seventh Farm Credit District Federation Board, and the St. Paul Farm Credit Council which does legislative/lobbying activity on system issues.  Mr. Piekarski has served on our Board since our inception.

Executive Officers

Anthony Hicks serves as the Company’s chief executive officer/chief financial officer.  Information regarding Mr. Hicks is below:

Anthony J. Hicks, Age 51

Mr. Hicks is currently and has been since October 31, 2008 the Chief Executive Officer of the Company, and is currently and has been since May 2007 the Chief Financial Officer of the Company. Mr. Hicks served as the Chief Operating Officer for Bell Farms/Whitestone Farms, LLP, a pig production company located in Burnsville, Minnesota, from May 1996 to May 2007.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and governors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, governors and greater than 10% percent Unit holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from our officers and governors, the Company believes that during fiscal year 2009 all filings with the SEC by its officers and governors complied with requirements for reporting ownership and changes in ownership of the Company’s units pursuant to Section 16(a) of the Exchange Act, except as follows:  a Form 3 was not timely filed upon John Anderson’s election to the board of governors but has since been filed, and a Form 4 was not timely filed to reflect a unit disposition by governor Ronald Tobkin.

Conflicts of Interest Policy

The Company has a written conflicts of interest policy and whistleblower complaint policy and procedure and anti-retaliation policy, which collectively function as the Company’s code of ethics, applicable to its governors, officers, and employees of the Company, including the Company’s principal executive officer, principal financial officer, and principal accounting officer.  The policies are available on the Company’s website at http://www.ottertailethanol.com under the corporate governance section of the website.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on its website.

Changes to Governor Nominations Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of governors from those disclosed in the Company’s proxy statement for its 2009 annual meeting of members, filed with the SEC on January 26, 2009.

Audit Committee

The Company is not a listed issuer, as defined in Rule 10A-3 under the Exchange Act, and thus is not required to provide disclosure regarding its audit committee membership.  The board has determined that Hans Ronnevik is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act, due to previous audit committee and work experience as provided in the governor information provided above.  Mr. Ronnevik is independent under applicable Nasdaq corporate governance regulations, which the Company has adopted although it is not a listed issuer.  Mr. Ronnevik’s designation does not impose on Mr. Ronnevik any duties, obligations or liability that are greater than the duties, obligations and liability as a member of the audit committee and board of governors in the absence of such designation or identification.

ITEM 11. EXECUTIVE COMPENSATION.

Components of Compensation Program

The compensation program for Anthony Hicks, our chief executive officer and chief financial officer, during the fiscal years ended September 30, 2009 and 2008 consisted of the following components:

•
Base salary – Mr. Hicks received a base salary as reflected in the Summary Compensation Table below.  The purpose of the base salary was to provide a secure base of cash compensation for Mr. Hicks.  Base salary was paid in equal bi-weekly installments and was not contingent upon achieving any individual or company performance goals.

•
Incentive compensation - Mr. Hicks, as Chief Executive Officer and Chief Financial Officer, became eligible effective December 1, 2008 to receive 10,000 restricted Units pursuant to a vesting schedule that has 4,500 Units vesting on January 1, 2009, 4,500 Units vesting on December 31, 2009, and 1,000 Units vesting on December 31, 2010, provided that Mr. Hicks remains a member of the Company, complies with his employment agreement, performs his duties, and substantially complies with regulations governing Plant operations, as evaluated by the compensation committee.

•
Term and Termination —Mr. Hicks’s employment agreement as Chief Executive Officer and Chief Financial Officer, as amended September 9, 2009, is set to expire on December 31, 2010.  In the event that Mr. Hicks is terminated without cause, Mr. Hicks will receive his pro-rated base salary through the termination date included in the termination notice given to Mr. Hicks, and a severance payment equal to six months of Mr. Hicks’s then annual base salary.  Mr. Hicks may resign at any time by giving 60 days prior written notice to the Company.  In connection with the Agreement, Mr. Hicks agreed to a non-competition and non-solicit arrangement under which Mr. Hicks agreed that for a period of two years after the termination of his employment with the Company, Mr. Hicks will not consult for, be employed with, or otherwise perform services for, any person or entity in the ethanol business within 100 miles of any outer city limit of Fergus Falls, Minnesota; and that Mr. Hicks will not, directly or indirectly, solicit any customer, supplier, employee, or other representative of the Company.

The compensation program for the Company is administered by the compensation committee of the Board, approved by the Board, and reviewed on an annual basis.  The objective of the program is to provide a fair and competitive compensation package that will enable the Company to attract and retain talented executives who will be instrumental in achieving company goals for growth and profitability and in positioning the Company to compete in the rapidly expanding and evolving renewable fuels industry.  The compensation committee and the Board believes that the compensation package must be competitive with financial arrangements provided to executive officers of other renewable fuels companies operating not only in Minnesota, but throughout the Midwestern United States.  The compensation package as adopted by the governors was designed to promote and reward both individual performance of the Executives and their collective performance as members of our team.

Decisions concerning the compensation of the Chief Executive Officer and Chief Financial Officer for the fiscal year ending September 30, 2009 were made by the compensation committee of the Board and approved by the Board.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation earned by our Chief Executive Officer and Chief Financial Officer, and our former Chief Executive Officer (who served as our Chief Executive Officer prior to termination effective October 31, 2008)  for services performed during the last two fiscal years.

	Annual Compensation
Name & Principal Position	Year	Salary	Unit Awards(1)	All Other Compensation		Total
Anthony J. Hicks	2009	$131,766	$9,000	—		$140,766
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	2008	$105,000	$5,000	—		$110,000

Kelly Longtin	2009	$15,447	$5,000	$22,833	(2)	$43,280
Former Chief Executive Officer	2008	$135,750	$5,000	—		$140,750

(1) Market value of Units based by reference to the purchase price of $2.00 per unit that was established in our intrastate offering that closed on October 31, 2006.
(2)  Mr. Longtin terminated employment with the Company effective October 31, 2008.  Amounts in all other compensation column reflect severance payments Mr. Longtin received in connection with his termination.

During the fiscal years ended 2009 and 2008, the Company recognized approximately $2,300 and $9,500, respectively, in compensation expense related to restricted unit grants.  As of September 30, 2009 and 2008, total unit-based compensation expense for restricted unit non-vested awards not yet recognized was $7,600and $22,300, respectively.  Unit-based compensation in connection with Unit Options for the year ended September 30, 2008 was $5,000.  Pursuant to his appointment as Chief Executive Officer, Mr. Hicks forfeited 2,500 Unit options granted to Mr. Hicks during his term as Chief Financial Officer which were never exercised, and 2,500 remaining unvested Units that were scheduled to vest on January 1, 2009 pursuant to the terms of his former employment agreement as Chief Financial Officer.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2009

	Option Awards				Unit Awards
Equity
		Equity						Equity	incentive plan
		incentive plan						incentive plan	awards:
		awards:						awards:	Market or
	Number of	Number of						Number of	payout value
	securities	securities						unearned	of unearned
	underlying	underlying						units or other	units or other
	unexercised	unexercised	Option	Option	Number of	Market value of		rights that	rights that
	options (#)	unearned	exercise	expiration	units that have	units that have		have not	have not
Name	exercisable	options (#)	price ($)	date	not vested	not vested ($)		vested (#)	vested($)
Anthony Hicks(1)	-	-	-	-	5,500	2.00	(2)
Chief Executive and Chief Financial Officer

Kelly Longtin(3)	-	-	-	-	-	-
Former Chief Executive Officer

 (1)  Pursuant to his appointment as Chief Executive Officer, effective December 1, 2008, Mr. Hicks became eligible effective December 1, 2008 to receive 10,000 restricted Units pursuant to a vesting schedule that has 4,500 Units vested on January 1, 2009, 4,500 Units vesting on December 31, 2009, and 1,000 Units vesting on December 31, 2010.

(2)  Market value of Units based by reference to the purchase price of $2.00 per Unit that was established in our intrastate offering that closed on October 31, 2006.

(3)   Mr. Longtin terminated employment with the Company effective October 31, 2008.  At that time, Mr. Longtin had 10,000 Unit options which were never exercised and were forfeited.  He received 2,500 restricted Units which vested on January 1, 2009, and forfeited his remaining unvested restricted Units.

Governors’ Compensation

The following table sets forth all compensation earned by our governors during the 2009 fiscal year for service on our Board.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Hans Ronnevik	$4,175	$180	$4,355
Gary Thompson	$0	$180	$180
Philip Deal	$4,500	$180	$4,680
Gerald Rust	$4,350	$180	$4,530
Ron Tobkin	$3,125	$180	$3,305
Jonathan Piekarski	$3,825	$180	$4,025
John Anderson	$1,425	$180	$1,605
Mark Ellison(2)	$3,025	$180	$3,205
Jerry Larson(2)	$5,900	$180	$6,080
Ed Mehl(2)	$2,850	$180	$3,030
Greg Smith(2)	$2,400	$180	$2,580
Lee Rogness(3)	$450	$180	$630
Jeff Stanislawski(4)	$750	$180	$930

(1) Reflects payment of insurance premium by the Company for the benefit of each governor.
(2) Resigned effective on August 11, 2009 as reported in current report on Form 8-K filed on August 19, 2009.
(3) Resigned effective February 19, 2009 as reported in current report on Form 8-K filed on February 23, 2009.
(4) Resigned effective February 12, 2009 as reported in current report on Form 8-K filed on January 23, 2009.

Governor Compensation

Members of the Board receive a monthly $150 per diem for attending meetings and for rendering services to us.  Members of the Board receive a monthly retainer of $150, and the Chairman of the Board receives an additional $200 monthly retainer.  The Secretary receives a monthly officer retainer of $100 and the Treasurer receives a monthly officer retainer of $100.  Further, members of the Board and officers receive reimbursement for reasonable expenses incurred, if any, in connection with attending meetings of the Board and rendering services to us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There are no persons known to management of the Company that currently have beneficial ownership of 5% or greater of the Company’s outstanding Units, based on 23,944,000 Units outstanding as of December 16, 2009.

The executive officer and the governors own the following number of our Units as of the date hereof, based on 23,944,000 Units outstanding as of December 16, 2009, as follows:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Anthony Hicks	47,000	(1)	*
Hans Ronnevik	91,668		*
Gary Thompson	200,000		*
Philip Deal	17,500		*
Ron Tobkin	167,500	(2)	*
John Anderson	29,000	(3)	*
Gerald Rust	73,000		*
Jonathan Piekarski	115,000	(4)	*
All officers and governors together as a group (8 persons)	740,668		3.1%

 * Designates less than one percent ownership.

(1)  Includes 4,500 restricted Units subject to forfeiture if Mr. Hicks ceases his employment with the Company prior to December 31, 2009 and 1,000 restricted Units subject to forfeiture if Mr. Hicks ceases his employment with the Company prior to December 31, 2010.

(2)  Includes 12,500 Units held by RNR LLP, an entity in which Mr. Tobkin is an owner. Mr. Tobkin disclaims beneficial ownership of all but 4,167 of such Units.  Also includes 50,000 Units held by Lakes Five, LLC, an entity in which Mr. Tobkin is an owner. Mr. Tobkin disclaims beneficial ownership of all but 10,000 of such Units.
(3)  Includes 9,000 Units held by New Life Farms, LLLP, an entity in which Mr. Anderson is general partner.
(4)  Includes 80,000 Units held by Piekarski Energy Holdings, an entity in which Mr. Piekarski is an owner. Mr. Piekarski disclaims beneficial ownership of all but 27,500 of such Units.

Securities Authorized for Issuance under Equity Compensation Plans

All options previously authorized for issuance under equity compensation plans were cancelled pursuant to the termination of employment of our former chief executive officer and plant manager, effective October 31, 2008, and transition of our chief financial officer to chief executive officer, effective December 1, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE.

Transactions With Related Persons

The Board has adopted a policy requiring all governors, officers and employees, and their immediate family members to notify the Board about any transaction, of any size, with the Company.  For the fiscal year ended September 30, 2009 and September 30, 2008, we paid $176,000 for storage and corn procurement services to Wheaton-Dumont Coop Elevator, an entity in which one of our governors, Philip Deal, serves as the general manager.  This transaction was approved in accordance with our policies and procedures for review and approval of related party transactions.

Our Member Control Agreement provides that the existence and terms of any such transactions must be fully disclosed to the Board.  The Board may approve the transaction only if it determines that it is on terms no more favorable to the governors, executive officers, members or their affiliates than generally afforded to non-affiliated parties in a similar transaction.  A majority of our governors who are disinterested in such a transaction must approve the transaction and, acting as fiduciaries, conclude that it is in our best interest.  In addition, our Member Control Agreement permits us to enter into transactions related to the sale of corn with governors, executive officers, or their affiliates without any formal Board approval process, provided that the terms of the transaction are commercially reasonable and no less favorable to the Company than could be obtained from an unaffiliated third party.

Governor Independence

Although the Company is not required to comply with NASDAQ rules and regulations, we evaluate governor independence based on the NASDAQ definition of “independent director” found in NASDAQ Rule 5605(a)(2).  None of our current governors are employees of the Company.  Each of the governors hold an ownership interest (or a beneficial interest) in the number of Units specified in “Security Ownership of Certain Beneficial Owners and Management.”  No governor has provided services or goods to us or purchased services or goods from us, except for those described below under “Transactions with Related Persons, Promoters, and Certain Control Persons.”  Based on that information, it is our view that each of its governors that served during the fiscal year ended September 30, 2009 is an “independent director” under the NASDAQ listing standards related to director indepence for the board and each of its committees.  The Company has adopted a conflict of interest policy applicable to all employees, officers, committee members and governors, including the Company’s chief executive officer and chief financial officer, that establishes Company-wide policies for gifts, financial interests in outside organizations, and avoiding conflicts of interest.  The conflict of interest policy is available on the Investor Relations section of our website at http://www.ottertailethanol.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Registered Public Accounting Firm

Boulay, Heutmaker, Zibell & Co., P.L.L.P. (“BHZ”) currently serves as our independent auditor, and has served as such during our previous two fiscal years.  The Board has appointed BHZ to be the Company’s independent auditor for the fiscal year ending September 30, 2010.

Auditors’ Fees

BHZ billed the Company the following amounts for services provided during fiscal years 2008 and 2009:

	2008	2009
Audit Fees	$127,000	$118,000
Audit-Related Fees	—	—
Tax Fees	—	2,100
All Other Fees	—	—
Total Fees	$127,000	$120,100

The fees provided above are broken into the following categories:

•	Audit Fees. This category includes the fees and out-of-pocket expenses for the audit of the Company’s 2008 and 2009 annual financial statements and review of the Company’s quarterly reports.

•
Audit-Related Fees. This category consists of fees for assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements, not otherwise reported under Audit Fees. BHZ did not perform any services to us disclosable under Audit-Related Fees.

•
Tax Fees. This category consists of fees for tax compliance, tax advice and tax planning. BHZ did not perform any services to us disclosable under Tax Fees for fiscal 2008.  In fiscal year 2009, BHZ consulted with the Company on tax advice related to the bankruptcy proceeding and foreclosure.

•	All Other Fees. This category consists of fees for other non-audit services. BHZ did not perform any services to us disclosable under All Other Fees.

The Board is required to pre-approve all audit and non-audit services performed by the Company’s independent auditor to assure that the provision of such services does not impair the auditor’s independence.  The Board will not authorize the independent auditor to perform any non-audit service which independent auditors are prohibited from performing under the rules and regulations of the Securities and Exchange Commission or the Public Company Accounting Oversight Board.  The Board may delegate its pre-approval authority to one or more of its members, but not to management. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Board at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are file as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The financial statements appear beginning at page F-1 of this Annual Report.

(2) Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Organization filed September 22, 2006(a)
4.1	Membership Unit Specimen Certificate(a)
4.2	Membership Unit Specimen Certificate for Seed Units(a)
4.3	Membership Unit Specimen Certificate for Incentive Units(a)
4.4	Operating and Member Control Agreement dated effective January 20, 2006(a)
10.1	Amended and Restated Employment Agreement of Chief Executive Officer effective September 9, 2009 between the Company and Anthony Hicks*+
10.2	Base Contract for Sale and Purchase of Natural Gas dated May 1, 2006 between BP Canada Energy Marketing Corp. and the Company(a)(Exhibit 10.1)
10.3	Natural Gas Services Agreement as of May 23, 2006 by and between BP Canada Energy Marketing Corp. and the Company(a)
10.4	Forbearance Agreement dated March 20, 2009 with Agstar Financial Services, PCA (d) (Exhibit 10.1)
10.5
Agreement dated June 1, 2006 by and among AL-Corn Clean Fuel Cooperative, Corn Plus Cooperative, Heartland Corn Products Cooperative, Chippewa Valley Ethanol Company, Diversified Energy Company, Central MN Ethanol Co-op, Bushmills Ethanol Inc., Minnesota Energy LLC, Red Trail Energy LLC, the Company and Commodity Specialists Company(a)

10.6	Ethanol Fuel Marketing Agreement dated July 18, 2006, by and between Renewable Products Marketing Group, L.L.C. and the Company(a)
10.7	Lease of Land For Construction/Rehabilitation of Track made October 1, 2006 by and between BNSF Railway Company, Otter Tail Valley Railroad Company, Inc. and the Company(a)
10.8	Contract for Construction dated October 24, 2006 between Riley Brothers Companies and the Company(a)
10.9	Engineering, Procurement and Construction Services Fixed Price Contract dated October 24, 2006 between Harris Mechanical Contracting Company and the Company(b)
10.10	License of Technology dated October 24, 2006 between Delta-T Corporation and the Company(b)
10.11	Purchase Agreement executed October 25, 2006 by and between Jonathan C. Piekarski and Brenda K. Piekarski and the Company(a)
10.12	Real Estate Warranty Deed recorded November 1, 2006 at 2:05 p.m.(a)
10.13	Construction Management Services Contract dated November 3, 2006 between Knutson Construction Services and the Company(a)
10.14	Engineering, Procurement and Construction Services Fixed Price Contract dated November 13, 2006 between Gateway Building Systems and the Company(a)
10.15	Job Opportunity Building Zone Business Subsidy Agreement made on January 2, 2007 by and between the City of Fergus Falls, Minnesota and the Company(a)
10.16	Engineering, Procurement and Construction Services Fixed Price Contract dated January 9, 2007 between Woessner Construction, Inc. and the Company(a)
10.17	Agreement Regarding Corn Procurement made effective as of February 1, 2007 by and between CHS Inc. and the Company(a)
10.18	Letter Regarding Employment dated April 10, 2007 to Anthony Hicks(a)+
10.19	Electric Service Agreement dated May 18, 2007 by and between Lake Region Electric Cooperative and the Company(a)

10.20	Master Loan Agreement dated as of March 28, 2007 by and among Agstar Financial Services, PCA and the Company(a)
10.21	First Supplement to the Master Loan Agreement (Construction and Term Loan) dated as of March 28, 2007 between Agstar Financial Services, PCA and the Company(a)
10.22	Second Supplement to the Master Loan Agreement (Term Revolving Loan) dated as of March 28, 2007 between
Agstar Financial Services, PCA and the Company(a)
10.23	Third Supplement to the Master Loan Agreement (Revolving Line of Credit Loan) dated March 28, 2007 between Agstar Financial Services, PCA and the Company(a)
10.24
Intercreditor Agreement entered into as of March 28, 2007 by and among Agstar Financial Services, PCA, MMCDC New Markets Fund II, LLC, U.S. Bank, National Association, and Otter Tail County, Minnesota(a)

10.25
Disbursing Agreement as of March 28, 2007 by and among the Company, Agstar Financial Services, PCA, MMCDC New Markets Fund II, LLC, U.S. Bank, National Association, Otter Tail County, Minnesota, and First Minnesota Title & Abstract, LLC(a)

10.26	$35,000,000.00 Construction Note dated March 28, 2007 with the Company as Borrower and Agstar Financial Services, PCA as Lender(a)
10.27	$6,000,000.00 Term Revolving Note dated March 28, 2007 with the Company as Borrower and Agstar Financial Services, PCA as Lender(a)
10.28	$4,000,000.00 Revolving Line of Credit Note dated March 28, 2007 with the Company as Borrower and Agstar Financial Services, PCA as Lender(a)
10.29	Construction and Term Loan Agreement dated as of March 30, 2007 by and among MMCDC New Markets Fund II, LLC and the Company(a)
10.30	$14,480,500.00 MMCDC Senior Loan Note dated March 30, 2007 with the Company as Borrower and MMCDC New Markets Fund II, LLC as Lender(a)
10.31	$4,694,500.00 MMCDC Subordinated Loan Note dated March 30, 2007 with the Company as Borrower and MMCDC New Markets Fund II, LLC as Lender(a)
10.32	Industry Track Agreement made April 6, 2007 by and between BNSF Railway Company, Otter Tail Valley Railroad Company, Inc. and the Company(a)
10.33	Lease Agreement as of May 1, 2007 between Otter Tail County, Minnesota and the Company(a)
10.34	Bill of Sale dated May 1, 2007 from the Company to Otter Tail County, Minnesota(a)
10.35	Gas Transportation Agreement dated September 1, 2007 by and between Great Plains Natural Gas Co., a Division of MDU Resources Group, Inc. and the Company(a)
10.36	Value-Added Producer Grant Agreement dated October 1, 2007 between the Rural Business-Cooperative Service of the United States Department of Agriculture and the Company(a)
10.37	Distiller’s Grain Purchase Agreement effective as of January 11, 2008 with Bilden Farms, LLC and the Company(a)
10.38	Railroad Car Lease Agreement made the February 21, 2008 between Trinity Industries Leasing Company and the Company(b)
10.39	Distiller’s Grain Marketing Agreement effective as of February 25, 2008 by and between CHS Inc. and the Company(b)
10.40	First Amendment to Master Loan Agreement entered into as of April 1, 2008 by and between Agstar Financial Services, PCA and the Company(b)
10.41	Allonge to Revolving Line of Credit Note dated March 28, 2007, made and entered into as of April 1, 2007 by and between Agstar Financial Services, PCA and the Company(b)
10.42	Allonge to Term Revolving Note dated March 28, 2007, made and entered into as of April 1, 2007 by and between Agstar Financial Services, PCA and the Company(b)
10.43	Allonge to Construction Note dated March 28, 2007, made and entered into as of April 1, 2007 by and between Agstar Financial Services, PCA and the Company(b)
10.44	Collaboration Agreement dated April 24, 2008 made by Agricultural Utilization Research Institute (AURI)/Minnesota’s Center for Producer-Owned Energy and the Company(b)
10.45	Covenant Waiver dated January 8, 2009 from Agstar Financial Services, PCA(c)
10.46	Covenant Waiver dated December 9, 2008 from MMCDC New Markets Fund II, LLC(c)
10.47	Covenant Waiver dated January 9, 2009 from MMCDC New Markets Fund II, LLC(c)
10.48	Covenant Waiver dated December 2, 2008 from Otter Tail County(c)
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(a)	Previously filed as an exhibit under the same exhibit number (unless otherwise specified) to the Company’s Form 10-12G (No. 000-53042 ) filed on January 28, 2008.
(b)	Previously filed as an exhibit under the same exhibit number (unless otherwise specified) to the Company’s Amendment No. 1 to Form 10-12G (No. 000-53042 ) filed on April 30, 2008.
(c)	Previously filed as an exhibit under the same exhibit number to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed on January 13, 2009.
(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 26, 2009.
*	Filed Herewith
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL AG ENTERPRISES, LLC

Date: December 31, 2009	By: /s/ Anthony Hicks

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

Date: December 31, 2009	/s/ Anthony Hicks

Anthony Hicks
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: December 31, 2009	/s/ Gary Thompson

Gary Thompson, Chairman of the Board and Governor

Date: December 31, 2009	/s/ Hans Ronnevik

Hans Ronnevik, Treasurer and Governor

Date: December 31, 2009	/s/ Philip Deal

Philip Deal, Governor

Date: December 31, 2009	/s/ Gerald Rust

Gerald Rust, Governor

Date: December 31, 2009	/s/ Ron Tobkin

Ron Tobkin, Governor

Date: December 31, 2009	/s/ Jonathan Piekarski

Jonathan Piekarski, Governor

Date: December 31, 2009	/s/ John Anderson

John Anderson, Governor

Otter Tail Ag Enterprises, LLC
Financial Statements

September 30, 2009 and 2008

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Members’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Otter Tail Ag Enterprises, LLC

Fergus Falls, Minnesota

We have audited the accompanying balance sheets of Otter Tail Ag Enterprises, LLC as of September 30, 2009 and 2008, and the related statements of operations, members’ equity, and cash flows for the fiscal years then ended September 30, 2009 and 2008. Otter Tail Ag Enterprises, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Otter Tail Ag Enterprises, LLC as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an accumulated deficit of approximately $30 million as of September 30, 2009. Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund Otter Tail Ag Enterprises, LLC’s planned operating expenses, capital expenditures, and working capital requirements through September 30, 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. Also, on October 30, 2009, the Company filed for protection under Chapter 11 of the Bankrupcy Code. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P

Minneapolis, Minnesota

December 31, 2009

Otter Tail Ag Enterprises, LLC
Balance Sheets

	September 30,	September 30,
	2009	2008
ASSETS

Current Assets
Cash and equivalents	$4,058,000	$1,138,768
Restricted cash	2,790,971	1,417,490
Accounts receivable	2,829,033	2,657,721
Inventory	3,827,702	5,761,323
Prepaid expenses and other	400,902	366,322
Total current assets	13,906,608	11,341,624

Property and Equipment
Land and land improvements	4,388,517	4,388,517
Buildings	941,836	941,836
Office equipment	141,203	141,203
Plant and process equipment	96,499,794	108,963,404
	101,971,350	114,434,960
Less accumulated depreciation	(10,724,936)	(3,678,591)
Net property and equipment	91,246,414	110,756,369

Other Assets
Debt service reserve	—	2,638,895
Debt issuance costs, net of amortization	—	1,556,272
Total other assets	—	4,195,167

Total Assets	$105,153,022	$126,293,160

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Operating line of credit	$6,000,000	$4,034,349
Accounts payable	646,809	702,661
Accrued liabilities	182,086	133,888
Construction payable	—	20,046
Construction payable - related party	254,564	255,500
Accrued interest	2,976,949	718,022
Accrued purchase commitments	—	3,600,000
Current maturities of long-term debt	80,113,970	3,014,310
Total current liabilities	90,174,378	12,478,776

Long-term debt, net of current maturities	—	77,323,865

Commitments and Contingencies

Members’ Equity, 23,944,000 units authorized and outstanding
Members’ equity	45,237,798	45,235,548
Accumulated deficit	(30,259,154)	(8,745,029)
Total Members’ Equity	14,978,644	36,490,519
Total Liabilities and Members’ Equity	$105,153,022	$126,293,160

Notes to Financial Statements are an integral part of this Statement.

Otter Tail Ag Enterprises, LLC
Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008

Revenues	$95,981,559	$70,099,287

Cost of sales	96,688,753	68,411,568

Impairment of plant and process equipment	12,500,000	—

Lower of cost or market adjustment	—	4,632,000

Gross Loss	(13,207,194)	(2,944,281)

Professional fees	815,595	721,418
General and administrative	1,438,798	986,648
Total operating expenses	2,254,393	1,708,066

Operating Loss	(15,461,587)	(4,652,347)

Other income (expense)
Loss on derivatives	—	(1,342,712)
Interest expense	(4,583,257)	(2,888,102)
Impairment of financing costs	(1,496,476)	—
Interest income	27,195	229,086
Total other expense, net	(6,052,538)	(4,001,728)

Net Loss	$(21,514,125)	$(8,654,075)

Weighted Average Units
Outstanding – Basic and Diluted	23,936,250	23,927,872

Net Loss Per Unit – Basic and Diluted	$(0.90)	$(0.36)

Notes to Financial Statements are an integral part of this Statement.

Otter Tail Ag Enterprises, LLC
Statements of Changes in Members’ Equity

Balance - September 30, 2007	$45,124,125

Unit based compensation	14,469

Equity exchanged for land easement 3,000 @ $2 per unit	6,000

Net loss	(8,654,075)

Balance - September 30, 2008	$36,490,519

Unit based compensation	2,250

Net loss	(21,514,125)

Balance - September 30, 2009	$14,978,644

Notes to Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008

Cash Flows from Operating Activities
Net loss	$(21,514,125)	$(8,654,075)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	7,046,345	3,669,433
Amortization of debt financing costs	59,796	105,744
Impairment of debt financing costs	1,496,476	—
Impairment of plant and process equipment	12,500,000	—
Lower of cost or market adjustment	—	4,632,000
Unit based compensation	2,250	14,469
Unrealized loss on derivative investments	—	77,174
Change in assets and liabilities:
Accounts receivable	(171,312)	(2,657,721)
Interest receivable	—	15,975
Inventory	1,933,621	(6,793,323)
Prepaid expenses and other	(34,580)	(348,149)
Commodity derivatives	—	(2,191)
Accounts payable	(76,834)	684,930
Accrued interest and other	2,307,125	112,474
Accrued purchase commitments	(3,600,000)	—
Net cash used in operating activities	(51,238)	(9,143,260)

Cash Flows from Investing Activities
Capital expenditures	(36,390)	—
Payments for construction in process	—	(46,540,912)
Net cash used in investing activities	(36,390)	(46,540,912)

Cash Flows from Financing Activities
Payments for long-term debt	(224,205)	(30,212)
Change in restricted cash	1,265,414	722,813
Payments for debt issuance costs	—	(46,669)
Proceeds from line of credit	1,965,651	4,034,348
Proceeds from construction loan	—	47,531,343
Net cash provided by financing activities	3,006,860	52,211,623

Net Increase (Decrease) in Cash and Equivalents	2,919,232	(3,472,549)

Cash and Equivalents – Beginning of Period	1,138,768	4,611,317

Cash and Equivalents – End of Period	$4,058,000	$1,138,768

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized of $0 and $2,595,717 at September 30, 2009 and 2008, respectively	$2,324,330	$2,453,842

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities
Units issued for line of land and construction	$—	$6,000
Construction costs included in accounts payable	$254,564	$275,546
Financing costs paid with debt proceeds	$—	$17,296
 Notes to Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: economic lives of property, plant, and equipment; valuation of inventory, and assumptions used in the analysis of long-lived assets impairment. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  Marketing fees remitted by the Company are presented net in revenue.  Marketing fees were approximately $531,000 and $262,000 for the years ended September 30, 2009 and 2008, respectively.

Cash and Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and equivalents.

The Company maintains its accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At September 30, 2009 and 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is at least possible this estimate will change in the future.

Restricted Cash and Debt Service Reserve

The Company maintains cash accounts set aside for requirements as part of the capital lease financing agreement. At September 30, 2009 and September 30, 2008, the total of these accounts was approximately $2,800,000 and $4,100,000, respectively.

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

Inventories

Inventories consist of raw materials; work in process and finished goods.  Corn is the primary raw material and along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol, dried distiller grains and wet distiller grains, and are stated at the lower of cost or market, on a first-in, first-out basis.

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

Land improvements	15-20
Buildings	10-40
Office equipment	5
Plant and process equipment	10-20

Capitalized Interest

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. During fiscal year 2008 approximately $2,595,700 of incurred interest cost was capitalized to property and equipment.  No interest was capitalized to property and equipment during fiscal year 2009.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. For the year ended September 30, 2009, impairment of financing costs was recognized totaling approximately $1,496,000.  On June 30, 2009, impairment of plant and process equipment costs was recognized totaling $12,500,000.  An analysis was reperformed as of September 30, 2009 and no further impairment was deemed necessary. No impairment was recognized on long-lived assets for the year ended September 30, 2008.

Unit-Based Compensation

The Company recognizes compensation expense for employee stock options based on the estimated grant date fair value using the Black-Scholes option-pricing model. The Company accounts for unit based instruments granted to nonemployees under the fair value method. Unit based instruments usually are recorded at their underlying fair value.  In certain instances the fair value of the goods or services is used to determine the value of the equity instrument as it is a better measure of fair value.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, restricted cash, receivables, and payables approximates their fair value.

It is not currently practicable to estimate the fair value of the debt financing.  Senior debt consisting of a term loan of approximately $34,806,000 and a revolving line of credit of $6,000,000 that bear a variable interest rate that fluctuates with the market and therefore approximates fair value.  Subordinate debt consists of New Markets Tax Credit Loan of $19,175,000 and a County capital lease of $26,010,000 that bear a fixed interest rate.  Due to the current defaults under the senior and subordinate loan agreements and the Company’s bankruptcy proceedings, at the present time, we are unable to enter into replacement debt and therefore are unable to determine a fair value of the fixed rate subordinate debt.

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.  No liabilities were recorded at September 30, 2009 or 2008.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period.  Diluted net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  As of September 30, 2009, the Company had 12,600 unit equivalents outstanding relating to outstanding unit options and unvested restricted units. As of September 30, 2008, the Company had 11,375 unit equivalents outstanding. At September 30, 2009 and 2008 the effects these units are excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the years ended September 30, 2009 and 2008.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes.  Instead its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal and state income taxes has been included in these financial statements.

Subsequent Events

The Company has evaluated subsequent events through December 31, 2009, the date which the financial statements were available to be issued.

NOTE 2. GOING CONCERN

The Company incurred net losses of approximately $21,500,000 and $8,700,000 for the years ended September 30, 2009 and 2008 respectively.  Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund the Company’s planned operating expenses, capital expenditures, and working capital requirements for the next year without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred operating losses and negative operating cash flows since September 2008.  The Company was in violation of certain covenants as at September 2008 for which it received a waiver, the Company remained in violation since that time for quarters ending December 2008, March 2009, June 2009 as well as September 2009.

As of September 30, 2009 market conditions have improved in the ethanol industry.  The Company projects that, if current market conditions prevail it may be possible for the industry to see periods of profitably; however numerous plants that have been out of production for a variety of reasons have either restarted or may start in the future. This additional production could create an oversupply situation which may cause similar poor market conditions as previously recorded. The improvement in present market conditions was insufficient to enable the Company to stall the foreclosure motion filed by the senior lenders.

On March 20, 2009, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the Agstar Financial Services, PCA (the “Senior Lender”), which required the Senior Lender to forbear from pursuing certain remedies available to them until April 30, 2009, the end of the forbearance period (the “Forbearance Period”).  The terms of the Forbearance Agreement required the Company to pay the current principal due as well as all accrued interest at the end of the Forbearance Period.  At that time, if the Company was unable to pay the amounts due as required under the Forbearance Agreement, Senior Lender may (1) declare a default under the loans and (2) consent to remedial action taken by subordinate lenders, and may provide notice of default and/or acceleration.  On June 3, 2009, the Company received a notice letter from AgStar stating that the Company is in default of its loan agreement and that the Company is in default under its subordinate lender agreements.  Under the terms of the notice letter the Company had to cure all defaults prior to June 15, 2009, or the entire amount due under the agreements would become accelerated.  The Company failed to cure the defaults under the notice by June 15, 2009.

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

The Company received notice that the Senior Lender and other secured lenders had filed a foreclosure notice through the court system to retrieve the assets and to appoint a receiver to control and liquidate the business. As a means to protect itself the Company following negotiation with their lenders filed for bankruptcy on October 30, 2009 under the protection of Chapter 11 of the bankruptcy code.

The Company plans to utilize the court system to file a reorganization and restructure plan to meet the needs of the business on a going forward basis. A major component of this plan will be the restructure of its indebtedness as well as to raise a minimum of $10,000,000 of additional equity. The Company’s long-term plan includes evaluating improved technologies to either earn additional revenue or reduce operating costs.  There can be no assurance that the Company will be able to obtain any sources of funding on acceptable terms, or at all.

If the Company cannot obtain sufficient additional funding, it will be forced to significantly curtail its operations, or cease operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

NOTE 3. INCOME TAXES

The Company has adopted a tax year end of December 31. The differences between financial statement basis and tax basis of assets as of September 30, 2009 and 2008 are as follows:

	2009	2008
Financial statement basis of total assets	$105,153,022	$126,293,160

Organization costs expensed for financial reporting purposes	4,226,207	4,546,247

Depreciation	(20,256,218)	(5,684,885)

Impairment recorded for financial reporting purposes	12,500,000	-
Taxable income tax basis of total assets	$101,623,011	$125,154,522

NOTE 4.  CONCENTRATIONS

Two customers totaled approximately 98% and 96% of total revenue as of September 30, 2009 and 2008, respectively.  As of September 30, 2009 and 2008, these two customers accounted for approximately 99% and 97%, respectively, of the Company’s outstanding accounts receivable.

NOTE 5.  INVENTORY

Inventories consist of the following:

	September 30, 2009	September 30, 2008
Raw materials	$1,896,519	$2,075,474

Work in progress	1,017,363	1,999,300

Finished goods	520,059	1,294,635

Spare parts	393,761	391,914

Total	$3,827,702	$5,761,323

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

The Company obtained approximately 100% of its corn purchases from one supplier in fiscal 2009 and 2008. This supplier accounted for approximately 26% of the outstanding accounts payable balances as of September 30, 2008. The Company did not have an outstanding payable balance due to this supplier as of September 30, 2009.  The Company has a formal supply agreement.  See Note 8, “Marketing Contracts” for further information on the contract.

During the fiscal year ended September 30, 2008, the Company recorded an inventory valuation impairment of approximately $1,032,000 attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in lower of cost or market adjustments on the statements of operations.  For the fiscal year ended September 30, 2009, there was no inventory valuation impairment necessary.

In the ordinary course of business, the Company entered into forward purchase contracts for its commodity purchases and sales.  At September 30, 2008 the Company had forward corn purchase contracts to purchase approximately 2,775,000 bushels costing approximately $14,000,000 through June 2009.  Some of these contract prices were above current market prices for corn. Given the declining ethanol price, upon taking delivery under these contracts, the Company would not be able to recover the above market value cost incurred.  Accordingly, the Company recorded an accrual loss on these purchase commitments aggregating to approximately $3,600,000 for the fiscal year ended September 30, 2008.  The loss was recorded in lower of cost or market adjustments on the statements of operations.  The amount of loss was determined by applying a methodology similar to that used in the impairment evaluation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments and inventory could be recorded in future periods.  As of September 30, 2009, the Company was not committed to any contract which required impairment.  The Company has moved to purchasing corn as needed at the current market rates to protect the Company from market risk.

NOTE 6.  BANK FINANCING

Debt consists of the following at:
	Principal Balance 2009	Principal Balance 2008
Construction and Term Loan, see terms below	$34,806,137	$35,000,000

New Markets Tax Credit Loan, see terms below	19,175,000	19,175,000

County capital lease, (Note 7)	26,010,000	26,010,000

Equipment financing	122,833	153,175

Total	$80,113,970	$80,338,175

Total short-term debt	$80,113,970	$3,014,310
Total long-term debt	-	$77,323,865

Revolving line of credit, see terms below	$6,000,000	$4,034,349

The loans described below are subject to credit agreements with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

The Company was in violation of financial covenants as of September 30, 2008.  The Company failed to meet tangible net worth requirements and reporting requirements as of September 30, 2008.  As of September 30, 2008 the financing agencies had waived the compliance with the tangible net worth ratio and reporting requirements through October 1, 2009.

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

On March 20, 2009, the Company entered into a Forbearance Agreement with the Senior Lender which requires that the Senior Lender not pursue certain remedies available to them until April 30, 2009, which was the end of the Forbearance Period.  The terms of the Forbearance Agreement requires the Company to pay the current principal amounts due as well as all accrued interest at the end of the Forbearance Period.  At that time, if unable to pay the amounts due after the Forbearance Period as required under the Forbearance Agreement, the Senior Lender may (1) declare a default under the loans and (2) consent to remedial action taken by subordinate lenders, and may provide notice of default and/or acceleration.

On June 3, 2009, the Company received a notice letter from its senior lender stating the Company is in default of its loan agreement and that the Company is in default under its subordinate lender agreements.  Under the terms of the notice letter the Company had to cure all defaults prior to June 15, 2009, or the entire amount due under the agreements would become accelerated.  The Company failed to make these payments under the notice by June 15, 2009.

On July 21, 2009, the Company’s senior lender declared the principal and interest balance under the Construction Term Note Term Revolving Note, and Revolving Line of Credit Loan immediately due and payable.

On August 31, 2009, the Company received a summons and complaint from their senior lender and MMCDC New Markets Fund II, LLC for their defaults on the loan agreements to begin foreclosure proceedings.

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

As of September 30, 2009 the Company is being charged a default interest rate of 5% on the term loan and 4.51% on the subordinated note along with late charges for non-payment.  The Company incurred accrued interest and late fees totaling approximately $600,000 as of September 30, 2009.  Accrued interest totaled approximately $19,000 as of September 30, 2008.

Construction Term Loan

Upon satisfactory completion of the Plant a portion of the Construction Loan converted to a Construction Term Loan, totaling $29,000,000. The interest rate reduced to LIBOR plus 2.95% on the Construction Term Loan. The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan. The Company is required to make interest payments only on the 1st of day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, payable in full in June 2018. In addition to the scheduled payments, the Company will make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

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

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

Construction Term Revolving Note

The amount of the Construction Term Revolving Note that converted to the Term Revolving Note was $6,000,000. The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.2256% at September 30, 2009 and 5.41% as of September 30, 2008.  The outstanding principal and any accrued interest is due on the five year anniversary from the conversion date. The purpose of this loan is for cash and inventory management purpose.

Revolving Line of Credit Loan

The Company also has a Revolving Line of Credit loan with the same lending institution for up to $6,000,000.  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.2256% at September 30, 2009 and 5.41% as of September 30, 2008.  The purpose of this loan is for general and operating expenses. The maturity of the Revolving Line of Credit loan is 364 days from commencement, on the loan maturity date the principal and any outstanding accrued interest will be due. The Company pays a commitment fee of 0.35% on the unused portion of the revolving promissory note (the “Revolving Promissory Note”), payable quarterly in arrears. The interest rate is equal to LIBOR plus 2.95% if the Company’s tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assets) is less than or equal to 60% or  LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%.

The Term Revolving Note as well as the Construction Term Note and the Revolving Line of Credit Loan are subject to a master loan agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

As of September 30, 2009, the Company is being charged default interest at 5.23% for the Construction Term Note, Term Revolving Note and Revolving Line of Credit Note as well as late charges for payments not made on time.  The Company has incurred accrued interest and late fees totaling approximately $1,513,000 as of September 30, 2009.  As of September 30, 2008, the Company was current in their interest payments.

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

Under the Capital Lease with the County, the Company began making payments on May 25, 2008 and on the 25th of each month thereafter.  Until May 25, 2008, interest was being paid through the interest reserve fund included in restricted cash. The Capital Lease payments correspond to the interest of 1/6 the amount due on the bonds on the next interest payment date. Capital Lease payments for principal were scheduled to begin on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding bonds on the next semi-annual principal payment date. The Company was expected to make lease payments of principal and interest that correspond to the principal and interest the County will pay on the General Obligation Bonds Series 2007B and 2007C. Interest payments were financed through an interest reserve recorded as restricted cash. The Company was expected to pay Capital Lease payments that correspond to 1/6 the amount of interest payable due on the bonds on the following February 1 or August 1 and principal amounts equaling 1/12 of the principal due on the following February 1. The Company has guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, the Company will provide such funds as are needed to fund the shortfall. The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term. Assets under this lease totaled approximately $20,396,000 with accumulated depreciation of approximately $2,227,000 and $867,000 recorded as of September 30, 2009 and 2008, respectively.

The Company failed to make basic payments on the County capital lease as of December 31, 2008, which caused the Company to default on the capital lease.  Accordingly, the capital lease has been reclassified to current maturities of long-term debt.  The County has continued to make required principal and interest payments to the bondholders.  As of September 30, 2009, the County has paid approximately $648,000 in principal from the County’s general funds on behalf of the Company.  The Company included this amount due in the current debt balance. Interest payments on the capital lease have been paid through restricted funds during fiscal 2009.  The Company has not accrued a liability to replenish those funds as of September 30, 2009, but may be required to do so in the future pending the bankruptcy proceedings results.  The Company accrued approximately $875,000 and $700,000 in interest charges as of September 30, 2009 and 2008, respectively.

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

Operating leases

In February 2008, the Company entered into an operating lease agreement for 70 railroad cars for a minimum period of 36 months. The lease agreement is scheduled to continue for successive one month terms until terminated by either party providing a 30 day written advance notice to the other.  The Company pays $600 per car per month, which may be adjusted according to the terms defined in the agreement.

In April 2008, the Company entered into an operating lease for equipment.  The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  The term of the lease is for five years with monthly payments of $338.

In September of 2007, the Company entered into an easement agreement for a permanent easement for certain parcels of land.  Under the terms of the agreement, the Company agreed to pay a sum of $2,000 and increasing annually at 5% for twenty-five years, up to a maximum of $6,500.  In addition to cash, the parties to the easement agreement also received 3,000 member units, issued as of December 31, 2007.

In October 2006, the Company entered into a land lease for the construction and certain activities related to the operation and maintenance of rail track.  Under the terms of this agreement, the Company agreed to pay $4,200 as base rent and increasing 3% thereafter.  Either party can terminate this agreement giving at least 30 days written notice.

In June 2009, the Company amended its pipeline lease agreement.  Under the terms of this agreement, the Company agrees to pay $400 for the years 2008 and 2009, $600 for 2010, $800 for 2011.  The $800 will become base rent with a 3% annual increase starting 2012.

At September 30, 2009, future minimum lease payments under operating leases are as follows:

Operating Leases
2010	$514,600
2011	233,800
2012	11,100
2013	9,700
2014	7,700
After 2014	181,800
Total	$958,700

Rent expense totaled approximately $521,000 and $296,000 for the fiscal years ending September 30, 2009 and 2008, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Marketing Contracts

In February 2008, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of all bulk grade distillers dried grains with solubles the Company is expected to produce.  The Company receives payment for the products sold based on a percentage of the actual sales price as defined in the agreement.  The initial term is for three years commencing as of the startup of production and continues until terminated by either party providing a 90 day advance written notice.

In February 2007, the Company entered into a procurement agreement with an unrelated party for the purchase of corn.  The term of this agreement is five years, followed by an automatic renewal term of one year unless terminated by either party giving 90 days advance written notice.  A procurement fee is paid on a per bushel basis during the term of the contract. The contract also provides for additional third-party storage in the local surrounding area for a minimum of two turns per year.  In January 2009, this contract was amended changing the procurement fee structure.

In July 2006, the Company entered into a marketing agreement for the sale and marketing of all the ethanol the Company expects to produce.  The Company agrees to pay a fixed fee per gallon of ethanol sold for certain storage and transportation costs, which is included in cost of goods sold.  The initial term of the agreement is 12 months beginning the first day of the month the Company ships ethanol and is automatically extended for an additional 12 months. The marketing agreement is automatically extended for additional 12 month periods unless either party gives a 90 day advance written notice of termination.

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

In January 2008, the Company entered into a marketing agreement with an unrelated party to purchase all the wet distillers grains and solubles the Company is expected to produce.  The agreement commences on completion and start-up of operations of the Plant and continues for two years.  The agreement remains in effect thereafter unless a 90 day advance written notice is provided by either party.

Natural Gas

The Company has an agreement to purchase a minimum of 2,700 dekatherms of natural gas per day through May 31, 2011 at market prices, plus $0.015 per dekatherm of natural gas.

Management Agreements

In May 2006, the Company entered into an agreement with an unrelated party to manage the Company’s supply of natural gas.  The term of the agreement continues through April 30, 2011, and continues on a year to year basis thereafter until terminated by either party giving 60 days written advance notice. The Company also executed a sale and purchase agreement with the unrelated party for natural gas.  Either party may terminate the agreement by providing a 30 day advance written notice.  The Company is also required to hold a letter of credit supported by a certificate of deposit for the benefit of the supplier in the amount of $775,000.

In June 2006, the Company entered into an agreement with an unrelated party for the transportation of natural gas. The rates charged and services rendered are specified in applicable company tariffs as approved by the Minnesota Public Utilities Commission, or as otherwise stated in the agreement. The contract was effective as of September 1, 2007 and continues for a period of five years.  At such time the contract will continue on a month by month basis until either party terminates the agreement upon providing a 30 day advance written notice.

 In August 2006, the Company entered into an agreement with an unrelated party to qualify, monitor, register and manage the destruction and reduction of certain greenhouse gases and will assist with the quantification of such emission reductions for resulting emission credits. The Company agrees to a share distribution schedule as defined in the agreement as payment for services rendered.  The term of the agreement continues for a period of 10 years, and will automatically be extended for two successive renewal terms of five years each, unless either party gives a 30 day advance written notice of termination to the other party.  Either party may also terminate the agreement for cause as defined in the agreement by providing a 15 day written advance notice.

In May 2007, the Company entered into an agreement with an unrelated party for the supply of electric service to the facilities. After the initial 4 year rate agreement either party may terminate the agreement upon 12 months written notice.

NOTE 9.  UNIT BASED COMPENSATION

 Unit Plans

 The Company has reserved up to 650,000 units to be issued for employee and non-employee compensation issued to consultants who provide or will provide services to the Company.  The Company issued 291,000 of these units to employees and non-employees, with a total of 359,000 units available to be granted.  No new units were issued during fiscal year ending September 30, 2009.

Employment Agreements and Restricted Units

 In May 2006 and April 2007, the Company executed employment agreements with individuals to serve as chief executive officer and plant manager, effective January 1, 2007, and chief financial officer of the Company, effective June 1, 2007.  The Company agreed to pay the executives a base salary for the years ending on December 31, 2007, 2008 and 2009.  The terms of the employment agreements commence on the agreed upon start date, and terminate on December 31, 2009, unless renewed or extended by mutual written agreement.

 As a one time signing bonus, the executives also received 22,500 restricted and non-restricted Class A units which vest over five years or 20% per year.  Vesting is contingent upon the executive being employed with the Company on any of the vesting dates. The executives may terminate the respective employment agreement any time prior to the termination date, upon 180 days advance written notice.  In the event the executive is in breach of any terms as defined in the agreement, the Company may terminate the executive’s respective employment upon 5 days advance written notice.

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

 The Company and its former chief executive officer and plant manager agreed upon the termination of their employment agreements, effective October 31, 2008.  Both former employees received payments equal to two months base salary, a restricted unit issuance of 2,500 and 1,000 units, respectively which would have vested on January 1, 2009 based on their employment agreements, and continued health benefits through December 31, 2008. The chief executive officer and plant manager forfeited the remaining profits interests available under their employment agreements.

The Company’s chief financial officer signed a new employment agreement to become chief executive officer and chief financial officer on December 1, 2008.  In the agreement the Company granted the executive 10,000 Class A units which vest at 4,500 units on December 31, 2009 and 1,000 units on December 31, 2010.

During the fiscal years ended 2009 and 2008, the Company recognized approximately $2,250 and $9,500, respectively, in compensation expense related to these grants.

As of September 30, 2009 and 2008, total unit-based compensation expense for restricted unit non-vested awards not yet recognized was $7,600 and $22,250, respectively.

NOTE 10. FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The Company uses a fair value hierarchy that has three levels of outputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.  The Company uses valuation techniques in a consistent manner from year-to-year.

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2009
	Fair Value Carrying Amount in the Balance	Fair Value Measurement Using
	Sheet	Level 1	Level 2	Level 3
Assets
Money market funds (included in restricted cash)	$2,013,381	$2,013,381	$-	$-
Certificates of deposit (included in restricted cash)	777,590		777,590
Total	$2,790,971	$2,013,381	$777,590	$-

The fair value of the money market funds is based on quoted market prices in an active market. Due to the short term nature of the certificates of deposit, the recorded value approximates fair value.

NOTE 11. LONG-LIVED ASSETS

In 2008, the Company completed construction of its ethanol production facilities with installed capacity of 55 million gallons per year.  In accordance with the Company’s policy for evaluating impairment of long-lived assets, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities.  Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives do not exceed their carrying values, and therefore, impairment has been recognized totaling approximately $12,500,000 as of June 30, 2009.  As of September 30, 2009, an impairment analysis was performed determining that no further impairment was necessary.  In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Due to these significant assumptions, the Company has determined that the impairment charge is a significant estimate. If the Company were required to compute the fair value in the future, it may use the work of a qualified valuation specialist who would assist it in examining replacement costs, recent transactions between third parties and cash flow that can be generated from operations.  Given the recent completion of the facilities in 2008, replacement cost would likely approximate the carrying values of the facilities.  However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities.  Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy.  Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation.  No adjustment has been made in these financial statements for this uncertainty.

OTTER TAIL AG ENTERPRISES, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

NOTE 12.  EMPLOYEE BENEFITS

 The Company offers a sponsored 401(k) plan; the plan is available to all its full time employees, with a matching rate of 50% based on the first 6% contributed by the employee.  The plan is open to all employees over 18 years of age and has a 5 year vesting requirement, based upon the commencement date of the plan.  Expenses incurred for year ending September 30, 2009 and 2008 were approximately $32,000 and $31,000, respectively.