Form 10-Q
period 2009-12-31
Otter Tail Ag Enterprises, LLC
filed 2010-02-16
CIK 1425319

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

As of February 16, 2010 the Company has outstanding 23,944,000 Class A Membership Units.

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
DECEMBER 31, 2009

i

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (Unaudited)

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$8,539,397	$4,058,000
Restricted cash	1,973,217	2,790,971
Accounts receivable	2,888,001	2,829,033
Inventory	4,824,918	3,827,702
Prepaid expenses and other	676,736	400,902
Total current assets	18,902,269	13,906,608
Property and Equipment
Land and land improvements	4,388,517	4,388,517
Buildings	941,836	941,836
Office equipment	141,203	141,203
Plant and process equipment	96,499,794	96,499,794
	101,971,350	101,971,350
Less accumulated depreciation	(12,335,897)	(10,724,936)
Net property and equipment	89,635,453	91,246,414
Total Assets	$108,537,721	$105,153,022
LIABILITIES AND MEMBERS’ EQUITY
Liabilities Not Subject to Compromise Current Liabilities:
Accounts payable	$332,734	$646,809
Accrued Liabilities	135,533	182,086
Current liabilities not subject to compromise	468,267	828,895
Liabilities Subject to Compromise:
Operating line of credit	$5,346,382	$6,000,000
Accounts payable	42,866	—
Construction payable - related party	254,564	254,564
Accrued interest	2,727,441	2,976,949
Current maturities of long-term debt	80,106,123	80,113,970
Total current liabilities	88,945,643	90,174,378
Commitments and Contingencies

Members’ Equity, 23,944,000 units outstanding
Members’ equity	45,238,709	45,237,798
Accumulated deficit	(25,646,631)	(30,259,154)
Total Members’ Equity	19,592,078	14,978,644
Total Liabilities and Members’ Equity	$108,537,721 7	$105,153,022 6

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$29,342,366	$25,531,288

Cost of sales	22,817,605	25,811,166

Lower of cost or market adjustment	—	441,542

Gross Profit (Loss)	6,524,761	(721,420)

Professional fees	118,567	174,318
General and administrative	408,301	374,862
Total operating expenses	526,868	594,180

Earnings before reorganization items	5,997,893	(1,270,600)

Reorganization items
Professional fees	227,552	—

Other income (expense)
Interest expense	(1,163,501)	(1,091,753)
Interest income	5,683	11,328
Total other income (expenses), net	(1,157,818)	(1,080,425)

Net Income (Loss)	$4,612,523	$(2,351,025)

Weighted Average Units Outstanding – Basic	23,938,500	23,929,500

Net Income (Loss) Per Unit – Basic	$0.19	$(0.10)

Weighted Average Units Outstanding – Diluted	23,944,000	23,929,500

Net Income (Loss) Per Unit – Diluted	$0.19	$(0.10)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$4,612,523	$(2,351,025)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,610,961	1,817,771
Amortization of debt financing costs	—	59,796
Lower of cost or market adjustment	—	441,542
Unit-based compensation	911	2,250
Professional Services during Chapter 11 proceeding	227,552	—
Change in assets and liabilities:
Accounts receivable	(58,968)	871,581
Inventory	(997,216)	441,986
Prepaid expenses and other	(275,834)	(947,726)
Derivative instruments	—	(10,088)
Accounts payable	(498,761)	511,575
Accrued purchase commitments	—	(3,158,458)
Accrued interest and other	(296,060)	(486,417)
Net cash provided by (used in) operating activities	4,325,108	(2,807,213)

Cash Flows from Investing Activities
Capital expenditures	—	(26,336)
Net cash used in investing activities	—	(26,336)

Cash Flows from Financing Activities
Payments for long-term debt	(7,847)	(7,444)
Change in restricted cash	817,754	498,173
Proceeds from line of credit	—	1,965,651
Prepayments on pre-petition secured line of credit	(653,618)	—
Net cash provided by financing activities	156,289	2,456,380

Net Increase (Decrease) in Cash and Equivalents	4,481,397	(377,169)
Cash and Equivalents — Beginning of Period	4,058,000	1,920,972
Cash and Equivalents — End of Period	$8,539,397	$1,543,803

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized of $0 and $733,000 at December 31, 2009 and 2008, respectively	$1,411,416	$1,568,750

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities
Construction costs included in accounts payable	$254,546	$275,546

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financials have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2009, contained in the Company’s Annual Report on Form 10-K, as amended, originally filed with the Securities and Exchange Commission on December 31, 2009.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

In accordance with accounting principles generally accepted in the United States, we have applied authoritative guidance on Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the condensed financial statements.  This guidance requires that the financial statements, for periods subsequent to the Chapter 11 (“Bankruptcy Filing”), distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses, and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying condensed statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the condensed balance sheet at December 31, 2009 in “liabilities subject to compromise.”  These liabilities are reported at the amounts expected to be allowed by the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”), even if they may be settled for lesser. As of December 31, 2009, no adjustments have been made to the liabilities subject to compromise due to the status of the bankruptcy case. As a result of the Bankruptcy Filing under Chapter 11, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession (“DIP”) under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our condensed financial statements.  Our historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Nature of Business

Otter Tail Ag Enterprises, LLC, a Minnesota limited liability company (the “Company”), was organized with the intentions of developing, owning, and operating a 55 million gallon per year capacity dry-mill ethanol plant near Fergus Falls, Minnesota.  The Company was in the development stage until March 2008 when the Company commenced operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others:  liabilities subject to compromise and realization of the assets due to the Bankruptcy Filing, economic lives of property, plant, and equipment; valuation of inventory; and assumptions used in the analysis of long-lived assets impairment.  Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements.  The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer (the marketing companies as further discussed in Note 8) has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable, and collectability is reasonably assured.  The Company’s products are sold FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  Marketing fees remitted by the Company are presented net in revenue.  Marketing fees were approximately $139,000 for the three months ended December 31, 2009 and approximately $133,000 for the three months ended December 31, 2008, respectively.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At December 31, 2009, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is possible this estimate will change in the future.

Restricted Cash and Debt Service Reserve

The Company maintains cash accounts set aside for requirements as part of the capital lease financing agreement.  At December 31, 2009 and September 30, 2009, the total restricted cash related to these accounts was approximately $2,000,000 and $2,800,000, respectively.

Inventories

Inventories consist of raw materials, work in process, and finished goods.  Corn is the primary raw material and along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol, dried distiller grains, and modified wet distiller grains and are stated at the lower of cost or market on a first-in, first-out basis.

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

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

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

Long-lived assets, including property, plant, equipment and investments, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows. Management recorded an impairment of $12.5 million at September 30, 2009 based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the Plant.  A further assessment was carried out for the quarter ending December 31, 2009  no impairment was recorded for the quarter ending December 31, 2009 or 2008. Future impairment analysis will depend on the Company generating positive cash flow from operations of the plant and successful reorganization under Chapter 11 bankruptcy.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, restricted cash, receivables, and accounts not subject to compromise payable approximates their fair value. Accounts payable and accrued expenses subject to compromise are at stated original incurred values but are subject to reduced values due to adjustment by the Bankruptcy Court.

Senior debt consists of a term loan of approximately $34,806,000 and a revolving line of credit of approximately $5,346,000 that bear a variable interest rate that fluctuates with the market and therefore approximates fair value.  Subordinate debt consists of New Markets Tax Credit Loan of $19,175,000 and an Otter Tail County (the “County”) capital lease of $26,010,000 that bear a fixed interest rate.  Due to the current defaults under the senior and subordinate loan agreements and the Company’s bankruptcy proceedings, at the present time, the Company is unable to enter into replacement debt and therefore is unable to determine a fair value of the fixed rate subordinate debt.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at December 31, 2009 or 2008 or considered necessary by management.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period.  Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  As of December 31, 2009, the Company had 5,500 unit equivalents outstanding relating to outstanding unit options and unvested restricted units.  As of December 31, 2008, the Company had 34,500 unit equivalents outstanding. At December 31, 2008, the effects of 4,500 restricted units are excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the period ended December 31, 2008.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

NOTE 2. CHAPTER 11 BANKRUPTCY PROCEEDINGS

On October 30, 2009 (the “Petition Date”), the Company filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the Bankruptcy Court Case number 09-61250.  The Company’s negotiated Chapter 11 bankruptcy filing, In re:  Otter Tail Ag Enterprises, LLC, was done with the approval of its senior lenders.  Under Chapter 11, certain claims in existence prior to our filing of the petition for relief under the Bankruptcy Code are stayed while the Company continues business operations as a debtor-in-possession, or DIP.

The Company is currently operating as DIP under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as DIP, the Company is authorized under the Bankruptcy Code to continue to operate as an ongoing business but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

At a hearing held on November 4, 2009, the Bankruptcy Court granted the Company’s “First Day Motions.”  The relief granted by the Bankruptcy Court through the First Day Motions was designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees, and others, minimize the effects of the commencement of the Bankruptcy Filing, and preserve the value of the Company’s assets.  The First Day Motions allowed, among other things, the payment of vendors and other providers in the ordinary course for goods and services ordered pre-petition but received on or after the Petition Date and other business-related payments necessary to maintain the operation of our businesses.  The First Day Motions also included the payment of pre-petition employee wages, salaries, and benefits.  The Company has retained, with Bankruptcy Court approval, legal and financial professionals to advise the Company on the bankruptcy proceedings and certain other “ordinary course” professionals.  From time to time, the Company may seek Bankruptcy Court approval for the retention of additional professionals.

On November 20, 2009, certain of the Company’s lenders (the “DIP Lenders”) entered into a Cash Collateral Agreement allowing the DIP the use of cash available to the Company to operate and maintain the business.  The Cash Collateral Agreement provides, subject to certain conditions as described in the agreement that cash is available to, among other things:  (i) fund the working capital and general corporate needs of the Company and the costs of the Bankruptcy Filing in accordance with an approved budget and (ii) provide adequate protection, in accordance with the terms of the Cash Collateral Agreement, to the pre-petition agent and pre-petition lenders under the Company’s existing credit facilities.  The Cash Collateral Agreement provides that the revolving line of credit will bear interest at the standard rates applicable in the line of credit agreement (See Note 6).

In order to successfully exit Chapter 11, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code (the “Chapter 11 Plan”).  A Chapter 11 Plan could, among other things, resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provide for corporate governance subsequent to exit from bankruptcy.  As provided in the Bankruptcy Code, the Company has the exclusive right for 120 days after the Petition Date to file a Chapter 11 Plan and 60 additional days to solicit and obtain necessary acceptances.  Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date.  If the Company’s exclusivity period lapses, any party in interest may file a Chapter 11 Plan for the Company.

Although the Company expects to file a Chapter 11 Plan that provides for emergence from Chapter 11 sometime in the future, there can be no assurance that a Chapter 11 Plan will be proposed by the Company or confirmed by the Bankruptcy Court or that any such plan will be consummated.  In order to successfully emerge from bankruptcy, the Company will need to, among other things, obtain approval from their senior lenders for restructuring their debt and obtain additional equity of $12,000,000 to meet requirements as outlined in the Cash Collateral Agreement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

Under the Bankruptcy Code, the Company may assume, assume and assign, or reject executor contracts and unexpired leases, including real property, railcars, and equipment leases subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such breach or rejection, subject to the Company’s right to review and contest such claim. Parties whose contracts or leases are rejected may file claims against the Company for damages.  Generally, the assumption of an executory contract or unexpired lease requires the Company to cure all prior defaults under such executor contract or unexpired lease, including all arrearages, and to provide adequate assurance of future performance.  In this regard, the Company’s financial statements include amounts classified as “liabilities subject to compromise” that the Company believes that the Bankruptcy Court will allow as claim amounts as a result of the Company’s rejection of various executory contracts and unexpired leases.  Additional amounts may be included in “pre-petition liabilities subject to compromise” in future periods if additional executory contracts and unexpired leases are rejected. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities.  Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

Chapter 11 of the Bankruptcy Code provides that unless certain terms of the Bankruptcy Code are satisfied, for a bankruptcy court to confirm a Chapter 11 Plan as a consensual plan, the holders of impaired claims against a debtor in each class of impaired claims must accept such plan by the requisite majorities set forth in the Bankruptcy Code.  An impaired class of claims shall have accepted a Chapter 11 Plan if:  (a) the holders of at least two-thirds in amount of the claims in such class actually voting on a plan have voted to accept it; and (b) more than one-half in number of the holders in such class actually voting on the plan have voted to accept it.  Pursuant to the provisions of the Bankruptcy Code, only holders of allowed claims or equity interests in classes of claims or equity interests that are impaired and that are not deemed to have rejected a Chapter 11 Plan are entitled to vote to accept or reject such proposed plan.  Generally, a claim or interest is impaired under a plan if the holder’s legal, equitable, or contractual rights are altered under such plan.  Classes of claims or equity interests under a Chapter 11 Plan in which the holders of claims or equity interests are unimpaired are deemed to have accepted such plan and are not entitled to vote to accept or reject the proposed plan.  In addition, classes of claims or equity interests in which the holders of claims or equity interests will not receive or retain any property on account of their claims or equity interests are deemed to have rejected the plan and are not entitled to vote to accept or reject the plan. Under circumstances specified in the so-called “cramdown” provisions of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes.  The precise requirements and evidentiary showing for confirming a Chapter 11 Plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests, in the rejecting class — i.e., secured claims or unsecured claims, subordinated or senior claims, or common stock.

Under the priority rules established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before unit holders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery, if any, to creditors and unit holders of the Company will not be determined until confirmation and consummation of a Chapter 11 Plan.  No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Case to each of these constituencies or what types or amounts of distributions, if any, they would receive.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company’s member units or any of the Company’s liabilities.

The Company has incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

NOTE 3. GOING CONCERN

The ability of the Company to continue as a going concern is dependent upon, among other things:  (i) the Company’s ability to comply with the terms and conditions of the Cash Collateral Agreement; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and to consummate a Chapter 11 Plan under the Bankruptcy Code; (v) the cost and outcome of the reorganization process; and (vi) the Company’s ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently evaluating various courses of action to address the issues the Company is facing. There can be no assurance that any of these efforts will be successful.

The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company’s future prospects may hinder the Company’s ongoing business activities and its ability to operate, fund, and execute its business plan by impairing relations with existing and potential customers; negatively impact the ability of the Company to attract, retain, and compensate key executives and employees and to retain employees generally; limit the Company’s ability to obtain trade credit; and impair present and future relationships with vendors and service providers.

NOTE 4.  MEMBER’S EQUITY

In February 2009, the Company filed a Minnesota registered offering for a maximum of 36 million Class A units at a cost of $0.50 per unit.  The offering was not declared effective and has been withdrawn.

NOTE 5. INVENTORY

 Inventories consist of the following:

	December 31, 2009	September 30, 2009*
	(unaudited)
Raw materials	$1,305,319	$1,896,519
Work in progress	1,872,458	1,017,363
Finished goods	1,242,567	520,059
Spare parts	404,574	393,761
Total	$4,824,918	$3,827,702

* Derived from audited financial statements

The Company obtained approximately 100% of its corn purchases from one supplier in the three month periods ended December 31, 2009 and 2008.  The Company has a formal supply agreement, as discussed in NOTE 8.

Each day the Company fixes the price of corn it needs to maintain operations, converting its basis contracts into fixed price contracts using the Chicago Board of Trade price of the day.  At December 31, 2009, the Company has fixed purchase contracts to purchase approximately 99,000 bushels costing approximately $388,000.

The Company has adopted a risk management strategy that reflects working in present day market values, securing corn on a “basis” program, and pricing daily once it takes possession, this assists in aligning the procurement of corn with the sale of ethanol; corn is estimated to be approximately 80% of the Company’s production costs while ethanol is approximately 85% of revenue.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

The Company currently holds approximately 2,900,000 bushels of corn under contract in this manner at a rate of ($0.33) per bushel basis through October 2010.

NOTE 6.  BANK FINANCING

Total debt consists of the following at:
	December 31, 2009 (unaudited)	September 30, 2009*
Construction and Term Loan, see terms below	$34,806,137	$34,806,137

New Markets Tax Credit Loan, see terms below	19,175,000	19,175,000

County capital lease, (Note 7)	26,010,000	26,010,000

Equipment financing	114,986	122,833

Total debt	$80,106,123	$80,113,970

Revolving line of credit, see terms below	$5,346,382	$6,000,000

* Derived from audited financial statements

The Company was in violation of financial covenants as of September 30, 2008.  The Company failed to meet tangible net worth requirements and reporting requirements as of September 30, 2008.  As of September 30, 2008, the financing agencies have waived the compliance with the tangible net worth ratio and reporting requirements through October 1, 2009.

On March 20, 2009, the Company entered into a Forbearance Agreement with the Senior Lender which requires that the Senior Lender not pursue certain remedies available to them until April 30, 2009, which was the end of the Forbearance Period.  The terms of the Forbearance Agreement requires the Company to pay the current principal amounts due as well as all accrued interest at the end of the Forbearance Period.  At that time, if unable to pay the amounts due after the Forbearance Period as required under the Forbearance Agreement, the Senior Lender may:  (1) declare a default under the loans; and (2) consent to remedial action taken by subordinate lenders and may provide notice of default and/or acceleration.

On June 3, 2009, the Company received a notice letter from its senior lender stating the Company is in default of its loan agreement and that the Company is in default under its subordinate lender agreements.  Under the terms of the notice letter, the Company had to cure all defaults prior to June 15, 2009 or the entire amount due under the agreements would become accelerated.  The Company failed to cure all defaults under the notice by June 15, 2009.

On July 21, 2009, the Company’s senior lender declared the principal and interest balance under the Construction Term Note, Term Revolving Note, and Revolving Line of Credit Loan immediately due and payable.

On August 31, 2009, the Company received a summons and complaint from their senior lender and MMCDC New Markets Fund II, LLC (“NMF”) for their defaults on the loan agreements, as discussed below,  to begin foreclosure proceedings.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

New Market Tax Credit Loan

In March 2007, the Company entered into the agreement with NMF for the amount of $19,175,000.  The Company has guaranteed it will be in compliance with the program over the tax credit recapture period from September 2007 until September 2014.  The NMF loan is divided into two portions:  a term loan of $14,480,500 (the “Term Loan”) and subordinated note for $4,694,500 (the “Subordinated Note”).  The Term Loan contains a provision in which the Company must make interest-only payments on the 6th day of the first month following the initial advancement, August 2007 until the 85th month. On the sixth day of the 85th month and continuing for an additional 48 months, the Company shall pay the amortized unpaid principal together with the accrued interest.  The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 1.0%.

The Subordinated Note for $4,694,500 carries a fixed interest rate of 2.51%.  On the first day of each month following the initial advance in August 2007, interest-only payments will be made until September 2014 when a principal payment of $400,000 is required.

As of December 31, 2009 the Company is being charged a default interest rate of 5.00% on the term loan and 4.51% on the subordinated note along with late charges for non-payment.  The Company has recommenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

Construction Term Loan

Upon satisfactory completion of the Plant a portion of the Construction Loan converted to a Construction Term Loan totaling $29,000,000.  The interest rate charged is LIBOR plus 2.95% which totaled 3.19% as of December 31, 2009 and 3.23% as of December 31, 2008, respectively, on the Construction Term Loan.  The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan.  The Company is required to make interest payments only on the first day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion payable in full in June 2018.  In addition to the scheduled payments, the Company will make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.  The Company has recommenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

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

Construction Term Revolving Note

The amount of the Construction Term Revolving Note that converted to the Term Revolving Note is $6,000,000. The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.19% at December 31, 2009 and 3.23% as of September 30, 2009.  The purpose of this loan was for cash and inventory management.  The Company has recommenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

Revolving Line of Credit Loan

The Company also has a Revolving Line of Credit loan with the same lending institution for up to $6,000,000.  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.19% at December 31, 2009 and 3.23% as of September 30, 2009.  The purpose of this loan is for general and operating expenses.  The maturity of the Revolving Line of Credit loan is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  The Company pays a commitment fee of 0.35% on the unused portion of the revolving promissory note (the “Revolving Promissory Note”) payable quarterly in arrears.  The interest rate is equal to LIBOR plus 2.95% if the Company’s tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assets) is less than or equal to 60% or to LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%.  As of December 31, 2009, approximately $5,346,000 was advanced against the line of credit. Any further advances on the line of credit need to be approved by the senior lender. The Company has made a one time principal payment and commenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

The Term Revolving Note as well as the Term Note and the Revolving Line of Credit Loan are subject to a master loan agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

Exit Financing

Subsequent to quarter end, the Company entered into term sheets for exit financing with the Senior lender and NMF.  The exit financing term sheet with the Senior lender modifies the Construction Term Loan and Construction Term Revolving Note, combining them into one term note, in the amount of $35,000,000 which will mature on June 1, 2013.  Additionally, the exit financing term sheet modifies the Revolving line of credit loan to a 364 day revolving credit facility in an amount not to exceed the lesser of 75% of eligible accounts receivable and inventory or $4,000,000 and will mature 364 days following the effective date of the plan.

Interest on the term and revolving loans will bear interest at a fixed rate of 6.5% through May 31, 2013, however the rate is subject to changes in the three-year U.S. Treasury bond rate between the date of the term sheet and the effective date of the plan.  The term note will be payable in a special principal payment of $3,150,000 on the first day of the calendar month following the effective date of the plan and the balance of the note in equal monthly installments of principal and interest over a period of ten years.  All current default interest will be deferred until June 1, 2013.  The loans will be secured by a first priority perfected security interest in all of the Company’s assets.

The exit term sheets of the NMF loan reaffirm all of the terms of the original agreements, except for it provides for the deferral of default interest until the present maturity dates as provided in the original agreements.

These term sheets are contingent upon certain requirements, such as a confirmation order confirming the plan, payments of certain accrued regular interest, establishment of a debt reserve account equivalent to six months interest and obtaining subscription letters of up to $12,000,000.

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

Under the Capital Lease with the County, the Company started making payments on May 25, 2008 and on the 25th of each month thereafter.  Until May 25, 2008, interest was being paid through the interest reserve fund included in restricted cash.  The Capital Lease payments correspond to the interest of 1/6 the amount due on the bonds on the next interest payment date. Capital Lease payments for principal started on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding bonds on the next semi-annual principal payment date.  The Company must also make lease payments of principal and interest that correspond to the principal and interest the County must pay on the General Obligation Bonds Series 2007B and 2007C beginning February 25, 2008.  Until that date, interest payments were financed through an interest reserve recorded as restricted cash.  The Company must pay Capital Lease payments that correspond to 1/6 the amount of interest payable due on the bonds on the following February 1 or August 1 and principal amounts equaling 1/12 of the principal due on the following February 1.  The Company has guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, the Company will provide such funds as are needed to fund the shortfall.  The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.

The Company failed to make basic payments on the Capital Lease as of December 31, 2008, which caused the Company to default on the Capital Lease.  Accordingly, the Capital Lease has been reclassified to current maturities of long-term debt.

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

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Marketing and Procurement Contracts

In February 2008, the Company entered into a marketing agreement with an unrelated party for the marketing, sale, and delivery of all bulk grade Dried Distillers Grains with Solubles the Company is expected to produce.  The Company will receive payment for the products sold based on a percentage of the actual sales price as defined in the agreement.  The initial term is for three years commencing as of the start-up of production and will continue until terminated by either party providing a 90 day advance written notice.

In February 2007, the Company entered into a procurement agreement with an unrelated party for the purchase of corn.  The term of this agreement shall be for five years followed by an automatic renewal term of one year unless terminated by either party giving 90 days advance written notice.  A procurement fee shall be paid on a per bushel basis during the term of the contract.  The contract also provides for additional third-party storage in the local surrounding area for a minimum of two turns per year.  In January 2009, this contract was amended changing the procurement fee structure.

In July 2006, the Company entered into a marketing agreement for the sale and marketing of all the ethanol the Company expects to produce.  The Company agrees to pay a fixed fee per gallon of ethanol sold for certain marketing, storage, and transportation costs, which will be included in cost of goods sold.  The initial term of the agreement shall be for 12 months beginning the first day of the month the Company ships ethanol and will be automatically extended for an additional 12 months unless either party gives 90 days advance written notice of termination.

In January 2008, the Company entered into a marketing agreement with an unrelated party to purchase wet distillers grains and solubles the Company is expected to produce.  The agreement commences on completion and start-up of operations of the plant and continues for two years.  The agreement will remain in effect thereafter unless 90 days advance written notice is provided by either party.

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

NOTE 9. FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.  The Company uses valuation techniques in a consistent manner from year to year.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
December 31, 2009 and 2008

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2009
	Fair Value Carrying Amount in the Balance Sheet	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets
Money market funds (included in restricted cash)	$1,193,674	$1,193,674	$-	$-
Certificates of deposit (included in restricted cash)	779,543	-	779,543	-
Total	$1,973,217	$1,193,674	$779,543	$-

The fair value of the money market funds is based on quoted market prices in an active market.  Due to the short term nature of the certificates of deposit, the recorded value approximates fair value.

NOTE 10. LONG-LIVED ASSETS

In 2008, the Company completed construction of its ethanol production facilities with installed capacity of 55 million gallons per year.  In accordance with the Company’s policy for evaluating impairment of long-lived assets, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities.  Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives do not exceed their carrying values, and therefore, impairment has been recognized totaling approximately $12,500,000 as of June 30, 2009.  As of September 30, 2009 and December 31, 2009, an impairment analysis was performed determining no further impairment was necessary. In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol, and the overall demand in relation to production and supply capacity.  Due to these significant assumptions, the Company has determined that the impairment charge is a significant estimate.  Given the recent completion of the facilities in 2008, replacement cost would likely approximate the carrying value of approximately $89,600,000 of the facilities at December 31, 2009.  However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities.  Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy.  Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation.  No adjustment has been made in these financial statements for this uncertainty.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2009 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto, and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation, those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts.  From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed.  The Company’s expectations, beliefs, and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records, and other data available from third parties.  Nonetheless, the Company’s expectations, beliefs, or projections may not be achieved or accomplished.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as updated in Part II, Item 1A of this Quarterly Report.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.  All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A – Risk Factors,” and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and include the following:

•	our ability to successfully emerge from the Chapter 11 bankruptcy process and continue normal business operations;

•	our ability to comply in the future with covenants under our debt financing agreements with senior lenders;

•	the availability and adequacy of our cash flow to meet our requirements, including payment of loans;

•	economic, competitive, demographic, business, and other conditions in our local, regional, and national markets;

•	changes in the availability and price of corn;

•	changes in the availability and price of natural gas;

•	changes in the environmental regulations that apply to our Plant operations;

•	the occurrence of certain events causing an economic impact in the agriculture, oil, or automobile markets;

•	lack of transport, storage, and blending infrastructure preventing ethanol from reaching high demand markets;

•	changes and advances in ethanol and other renewable fuels production technology;

•	changes in interest rates or the availability of credit and limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	the results of our hedging transactions and other risk mitigation strategies;

•	our ability to retain key employees and maintain labor relations;

•	our ability to develop diverse revenue streams;

•	our ability to implement additional financial and management controls, reporting systems and procedures, and comply with Section 404 of the Sarbanes-Oxley Act, as amended;

•	changes or developments in laws, regulations, tariffs, or taxes in the ethanol, agricultural, or energy industries;

•	actions taken or not taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial, and other governmental authorities;

•	competition in the ethanol industry and excess capacity in the industry;

•	litigation against us or any third party suppliers;

•	the loss of any license or permit;

•	the lack of a public market for our membership units and restrictions on unit transfer;

•	the loss of our Plant due to casualty, weather, mechanical failure, or any extended or extraordinary maintenance or inspection that may be required; and

•	changes in our business strategy, capital to support capital improvements and development.

Summary

Otter Tail Ag Enterprises, LLC, a Minnesota limited liability company (the “Company,” “Otter Tail,” “we,” “our,” or “us”), owns and operates a nameplate 55 million gallon annual production plant of undenatured ethanol in Fergus Falls, Minnesota (the “Plant”).

Liquidity and Capital Resources

Overview

As of December 31, 2009, we had total assets of approximately $108,500,000 consisting of primarily accounts receivable, inventory, property, plant, and equipment.  As of December 31, 2009, we had current liabilities of approximately $88,900,000 consisting primarily of accounts payable, line of credit, and outstanding debt.  All of our long-term debt, consisting of  approximately $80,100,000 of bank debt financing and capital lease financing for the construction of the Plant, has been reclassified as current maturities of long-term debt because we were in default as of February 1, 2009 on our capital lease with Otter Tail County, Fergus Falls, Minnesota (the “County”) for failure to make basic payments (defined as payments equal to the aggregate amount of principal and interest outstanding on the bonds issued by the County in conjunction with the capital lease), and we have failed to make interest payments specifically on the  Subordinate Exempt Facility Revenue Bonds Series 2007A bonds since December 31, 2008.  We have also not made interest payments on the MMCDC New Markets Fund II, LLC (“NMF”) Tax Credit Loans.  In addition, as of February 15, 2009, we were in default under our Master Loan Agreement with AgStar Financial Services, P.C.A. (“AgStar”) for failure to pay principal and interest due.  Under the terms of our respective agreements with AgStar, NMF, and the County, the lenders may exercise any or all default remedies against us including, but not limited to, acceleration of all outstanding unpaid principal amounts.  For more information on these defaults and the remedies available to AgStar, NMF, and the County, please see our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009.

For the three months ended December 31, 2009, cash provided by operating activities was approximately $4,300,000, cash used in investing activities was approximately $0 and cash provided by financing activities was approximately $156,000.

Total cash flow from the project following operational commencement of the project has been impacted by many factors including, but not limited to, the final cost of the project, timing of the commencement of operations, the speed of ethanol production during the start-up phase, as well as energy and corn prices.  As of December 31, 2009, we had drawn on our revolving line of credit with AgStar in the amount of approximately $5,346,000.

Also, based on our operating plan, we believe our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through the fiscal year ending September 30, 2010 without additional sources of cash and/or deferral, reduction, or elimination of significant planned expenditures.  Assuming no deterioration in margins between corn and ethanol prices, we estimate that we will require approximately an additional $12,000,000 to fund our planned operating expenses, capital expenditures, and working capital requirements through the end of fiscal year 2010.  In addition, we failed to meet tangible net worth and reporting requirements in violation of certain financial covenants, but the financing agencies have waived the compliance with these ratios through October 1, 2009.  See Note 3 in our footnotes to our financial statements for more information on the sufficiency of existing capital to meet our cash requirements and our ability to operate as a going concern.  Finally, as provided above, we are currently in default on our Master Loan Agreement with AgStar, our tax credit loans with NMF, and our capital lease with the County.  We are working with our lenders to restructure our loan agreements.

On October 30, 2009 (the “Petition Date”), we filed voluntary petitions for relief  under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Minnesota, Case number 09-61250.  Our negotiated Chapter 11 bankruptcy filing, In re:  Otter Tail Ag Enterprises, LLC, was done with the approval of our senior lenders.  Under Chapter 11, certain claims in existence prior to our filing of the petition for relief under the Bankruptcy Code are stayed while we continue business operations as a debtor-in-possession, or DIP.

We are currently operating as DIP under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as DIP, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

Short-term Debt Sources

We have a revolving promissory note with Agstar for up to $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95%, which totaled 3.1891% at December 31, 2009 and 3.2256% as of September 30, 2009.  The purpose of this loan is for general and operating expenses.  The maturity of this line of credit is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.  As of December 31, 2009 and September 30, 2009, approximately $5,346,000 and $6,000,000 were advanced against the line of credit, respectively. Any further advances on the line of credit need to be approved by the senior lender.

Long-term Debt Sources

We have entered into two loan agreements and one capital lease agreement for financing of the Plant.  The total loan commitment is $60,000,000 and the capital lease is $26,010,000, and both are described below.  All of our long term debt described below has been reclassified as current maturities of long-term debt because we are in default on our Master Loan Agreement with AgStar for failure to make required principal and interest payments, our tax credit loans with NMF for failure to make required interest payments, and our capital lease with the County for failure to make required basic payments equal to the aggregate amount of principal and interest outstanding on County bonds, entitling AgStar, NMF, and the County to exercise any and all default remedies against us including, but not limited to, acceleration of all outstanding unpaid principal amounts.  For more information on these defaults, and the remedies available to AgStar, NMF, and the County, please see our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009.

We entered into a senior debt financing agreement for a construction loan of $35,000,000 from AgStar, which includes a term and revolving loan (collectively, the “Construction Loan”).  We made interest payments during the construction phase at the LIBOR plus 3.15%.  Interest was paid quarterly in arrears on the first day of January, April, July, and October.  At completion of the Plant, the loan converted into the Construction Term Loan and Construction Term Revolving Note.

The Construction Loan converted to a term loan (the “Construction Term Loan”) and term revolving loan on June 1, 2008, totaling $29,000,000.  The interest rate was reduced to LIBOR plus 2.95% on the Construction Term Loan, which totaled 3.19% at December 31, 2009, and 3.23% at September 30, 2009.  The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan.  We are required to make interest payments only on the first day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, which was determined to be June 1, 2008, payable in full in June 2018.  In addition to the scheduled payments, we will make additional principal payments equal to 65% of our excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

Commitment fees of $20,000 were charged at the time of conversion and will be charged annually thereafter.

The maximum amount of the Construction Loan that could be converted to the term revolving loan is $6,000,000 (the “Revolving Loan”).  The amount of the Construction Loan that did convert to the Revolving Loan was $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.19% at December 31, 2009 and 3.23% at September 30, 2009.  The purpose of this loan is for cash and inventory management.

On March 30, 2007, we entered into a loan arrangement with NMF for the amount of $19,175,000 (the “NMF Loan”).  The tax credit period of the NMF Loan is from September 2007 to September 2014.  The NMF Loan is divided into two portions including a term loan of $14,480,500, which we shall make interest-only payments on beginning the sixth day of the first month following the initial advancement until the 85th month.  On the sixth day of the 85th month and continuing for an additional 48 months, we shall pay the amortized unpaid principal together with the accrued interest.  The interest rate shall be calculated using the Wall Street Journal daily money rate (base rate) plus 100 basis points, totaling 4.25% and 6.00% at December 31, 2009 and September 30, 2009, respectively.  In addition there is a subordinated loan for $4,694,500 which will carry an interest rate of 2.51%.  On the first day of each month following the initial advance, which occurred in August 2007, we are required to make interest-only payments until September 2014 when we are required to make a principal payment of $400,000.  Any further advances on the line of credit need to be approved by the senior lender. We are currently in default under our NMF Loan for failure to make required interest payments.

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

Under the Equipment Lease Agreement with the County, we started making payments on May 25, 2008 and have and will make payments on the 25th of each month.  Payments for principal start on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding Bonds on the next semi-annual principal payment date.  We also make Capital Lease payments that correspond to 1/6 the amount of interest payable due on the Bonds on February 1 or August 1 of each year and principal amounts equaling 1/12 of the principal due each February1.  We have guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, we should provide such funds as are needed to fund the shortfall.  The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.  We are in default under the Capital Lease for failure to make required basic payments.

Statement of Cash Flows for the three months ended December 31,	2009 (unaudited)	2008 (unaudited)
Cash flows used in operating activities	$4,325,108	$(2,807,213)
Cash flows used in investing activities	—	(26,336)
Cash flows provided by financing activities	156,289	2,456,380

Cash Flow Used in Operations

The net cash flow used in operating activities for the three months ended December 31, 2009 decreased approximately $7,130,000 over that for the three months ended December 31, 2008.  The use of cash flows in operating activities was the result of the spread between ethanol and corn prices causing us to incur losses for the first two quarters of fiscal 2010.  As disclosed above, we believe our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses for the remainder of fiscal 2010.

Cash Flow Used in Investing Activities

There was no material change in cash used for investing activities for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Cash Flow Provided By Financing Activities

Since our inception, we have generated significant cash inflows from bank financing arrangements and member equity contributions.  Proceeds from the three months ended December 31, 2009 from our bank financing arrangements decreased by $2,300,000 compared to the bank proceeds for the three months ended December 31, 2008.  This is primarily due to the proceeds from our construction loan being fully utilized as of the end of fiscal 2008, net of payments made during the first quarter of 2010 on our operating line of credit.

We are in default under all of our senior and subordinated debt, which means that all of our long-term debt has been classified to current maturity. On October 30, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Minnesota under Chapter 11 of the Code. Our negotiated Chapter 11 bankruptcy filing, In re: Otter Tail AG Enterprises, LLC, was made with the approval of our senior lenders. Our continued operations will be dependent on successfully emerging from bankruptcy with a court-approved plan of reorganization, which we have yet to submit to the Bankruptcy Court. Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through September 30, 2010 without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we cannot obtain sufficient additional funding, we will be forced to significantly curtail our operations or cease operations.

Subsequent to quarter end, we entered into term sheets for exit financing with the Agstar and NMF.  The exit financing term sheet with Agstar modifies the Construction Term Loan and Construction Term Revolving Note, combining them into one term note, in the amount of $35,000,000 which will mature on June 1, 2013.  Additionally, the exit financing term sheet modifies the Revolving line of credit loan to a 364 day revolving credit facility in an amount not to exceed the lesser of 75% of eligible accounts receivable and inventory or $4,000,000 and will mature 364 days following the effective date of the plan.

Interest on the term and revolving loans will bear interest at a fixed rate of 6.5% through May 31, 2013; however, the rate is subject to changes in the three-year U.S. Treasury bond rate between the date of the term sheet and the effective date of the plan.  The term note will be payable in a special principal payment of $3,150,000 on the first day of the calendar month following the effective date of the plan and the balance of the note in equal monthly installments of principal and interest over a period of ten years.  All current default interest will be deferred until June 1, 2013.  The loans will be secured by a first priority perfected security interest in all of our assets.

The exit term sheets of the NMF loan reaffirm all of the terms of the original agreements, except for it provides for the deferral of default interest until the present maturity dates as provided in the original agreements.  These term sheets are contingent upon certain requirements, such as a confirmation order confirming the plan, payments of certain accrued regular interest, establishment of a debt reserve account equivalent to six months interest and obtaining subscription letters of up to $12,000,000.

Results of Operations for the Three Months Ended December 31, 2009 and December 31, 2008

We own and operate a corn dry-mill ethanol Plant in Fergus Falls, Minnesota.  We process approximately 20 million bushels of corn into approximately 55 million gallons of ethanol each year, based on the nameplate capacity of our Plant.  In addition, we sell distillers grains, a principal co-product of the ethanol production process, which we will sell as Distillers Grains with Solubles and Distillers Dried Grains with Solubles.

Revenues

For the three months ended December 31, 2009, we had revenues of approximately $29,300,000.  For the three months ended December 31, 2008, we had revenues of approximately $25,500,000.  The increase in our revenues of approximately $3,800,000, or 15 percent, was due to an increased price received for our ethanol production.

 Cost of Sales

For the three months ended December 31, 2009, we had costs of sales of approximately $22,800,000, or approximately 77.8% of revenues.  For the three months ended December 31, 2008, we had costs of sales of approximately $25,800,000, or approximately 101.2% of revenues.  Our lower costs of sales for the three months ended December 31, 2009 over the comparable prior year period of approximately $3,000,000 was due to a lower cost of corn, our primary operating cost.

Operating Expenses

Our operating expenses were approximately $530,000 and $590,000 for the three months ended December 31, 2009 and 2008, respectively.  Our operating expenses decreased by approximately $60,000 for the three months ended December 31, 2009 over the comparable prior year period.  The decrease was due primarily to lower non-reorganization professional fees.

Other Income (Expense), Net

Interest expense was approximately $1,200,000 and $1,100,000 for the three months ended December 31, 2009 and 2008, respectively, an increase of approximately $100,000 for the three months ended December 31, 2009 over the comparable prior year period.  As of December 31, 2009, we had fully drawn on our senior debt.

Interest income was approximately $6,000 and $11,000 for the three months ended December 31, 2009 and 2008, respectively, a decrease of approximately $5,000 for the three months ended December 31, 2009 over the comparable prior year period.  Interest income decreased primarily due to a reduction in cash held in interest bearing accounts and reduction in rate earned.

Net Loss

Our net income was approximately $4,600,000 and our net loss was approximately $1,100,000 for the fiscal quarters ended December 31, 2009 and 2008, respectively, an increase of approximately $5,700,000 for the first quarter of fiscal 2010 over the first quarter of fiscal 2009.  The increase in our net income was primarily the result of the improved margin situation in the ethanol industry during the second half of fiscal 2009 which continued in the first quarter of fiscal 2010.  As provided in “Chapter 11 Bankruptcy” in this Management’s Discussion and Analysis, continued net losses, and our worsening liquidity situation towards the end of fiscal 2009 caused us to make a voluntary filing for Chapter 11 protection on October 30, 2009.

Margins have recently improved across the industry due to a more balanced supply and demand of product in the marketplace.  This margin improvement has caused some of the production capacity that was previously slowed down or shut down to increase production or come back on line.  In the event that we successfully emerge from bankruptcy and some or all of production capacity that was previously slowed or shut down comes back on line, we may witness tighter margins for the remainder of fiscal year 2010 and possibly beyond.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below.  We have no exposure to foreign currency risk as all of our business is conducted in United States Dollars.  We use derivative financial instruments as part of an overall strategy to manage market risk.  We use cash, futures, and option contracts to hedge changes to the commodity prices of corn and ethanol.  We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Financial Accounting Standards Board ASC Topic 815, “Derivatives and Hedging.”

Interest Rate Risk

We expect to be exposed to market risk from changes in interest rates on our existing debt facilities.  Exposure to interest rate risk results from holding our credit agreements.

We used debt to finance a significant amount of our expenditures in the year ended September 30, 2009 and in the three months ended December 31, 2009.  These agreements will expose us to market risk related to changes in interest rates.  As of December 31, 2009, we have approximately $85,500,000 in short-term debt including our line of credit.

Commodity Price Risk

Effective April 8, 2009, we closed the majority of all derivative positions.  At December 31, 2009, we have no derivative instruments that expose us to commodity price risk.  For the period ended September 30, 2009, we recorded a realized loss of approximately $234,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.   In our Evaluation of Disclosure Controls and Procedures filed with our Annual Report on Form 10-K for the year ended September 30, 2009, we reported that the Company’s disclosure controls and procedures are not yet fully effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the chief executive officer/chief financial officer as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the quarter ended December 31, 2009, we continued to design enhancements to our controls including the following:

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

As a result of these material weaknesses, which were not remedied as of December 31, 2009, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.  The implementation of the remediation plan described above has been initiated and will continue through the remainder of the first half of fiscal 2010 and possibly beyond.  The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.  Management recognizes that the use of our financial resources will be required not only for implementation of these measures but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting or disclosure controls in the future, then we might report results that are not consistent with our actual results, and we may need to restate results that will have been previously reported.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Please see Notes 6 and 7 to our condensed unaudited financial statement notes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL AG ENTERPRISES, LLC

Date: February 16, 2010	By:	/s/ Anthony Hicks
Anthony Hicks
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2009

10.1	Cash Collateral Agreement by and between the Registrant, Agstar Financial Services, PCA, and MMCDC New Markets Fund II, dated as of October 23, 2009.

10.2	Exit Financing Term Sheet with MMCDC New Markets Fund II, dated as of February 3, 2010.

10.3	Exit Financing Term Sheet with Agstar Financial Services, PCA, dated as of January 15, 2010.

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.