Form 10-Q
period 2010-03-31
Otter Tail Ag Enterprises, LLC
filed 2010-05-21
CIK 1425319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS
INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15d of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

As of May 20, 2010, the Company has outstanding 23,944,000 Class A Membership Units.

OTTER TAIL AG ENTERPRISES, LLC

FORM 10-Q QUARTERLY REPORT FOR THE THREE AND SIX MONTH PERIODS ENDED
MARCH 31, 2010

TABLE OF CONTENTS

i

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (Unaudited)

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$10,118,878	$4,058,000
Restricted cash	2,150,972	2,790,971
Accounts receivable	1,851,574	2,829,033
Inventory	3,714,888	3,827,702
Prepaid expenses and other	889,584	400,902
Total current assets	18,725,896	13,906,608
Property and Equipment
Land and land improvements	4,388,517	4,388,517
Buildings	941,836	941,836
Office equipment	141,203	141,203
Plant and process equipment	96,511,879	96,499,794
	101,983,436	101,971,350
Less accumulated depreciation	(13,937,930)	(10,724,936)
Net property and equipment	88,045,506	91,246,414
Other Asset	150,459	—
Total Assets	$106,921,861	$105,153,022
LIABILITIES AND MEMBERS’ EQUITY
Liabilities Not Subject to Compromise Current Liabilities:
Accounts payable	$278,104	$646,809
Accrued liabilities	188,636	182,086
Current liabilities not subject to compromise	466,740	828,895
Liabilities Subject to Compromise:
Operating line of credit	$5,346,382	$6,000,000
Accounts payable	42,866	—
Construction payable- related party	254,564	254,564
Accrued interest	3,372,579	2,976,949
Current maturities of long-term debt	80,098,163	80,113,970
Total liabilities subject to compromise	89,114,554	89,345,483

Total current liabilities	89,581,294	90,174,378
Commitments and Contingencies

Members’ Equity, 23,944,000 units outstanding
Members’ equity	45,239,341	45,237,798
Accumulated deficit	(27,898,773)	(30,259,154)
Total Members’ Equity	17,340,568	14,978,644
Total Liabilities and Members’ Equity	$106,921,861	$105,153,022

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$24,253,428	$22,699,033

Cost of sales	24,646,141	24,014,296

Lower of cost or market adjustment	—	168,422

Gross Loss	(392,713)	(1,483,684)

Professional fees	123,347	190,763
General and administrative	379,847	389,102
Total operating expenses	503,194	579,864

Loss before reorganization items	(895,907)	(2,063,549)

Reorganization items
Professional fees	238,891	—

Other income (expense)
Interest expense	(1,124,522)	(1,114,911)
Impairment on financing costs	—	(1,496,476)
Interest income	7,176	6,376
Total other expenses, net	(1,117,346)	(2,605,012)

Net Loss	$(2,252,143)	$(4,668,560)

Weighted Average Units Outstanding – Basic and Diluted	23,943,000	23,938,500

Net Loss Per Unit – Basic and Diluted	$(0.09)	$(0.20)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$53,595,794	$48,230,321

Cost of sales	47,463,746	50,267,002

Lower of cost or market adjustment	—	168,422

Gross Profit (Loss)	6,132,048	(2,205,103)

Professional fees	241,914	365,081
General and administrative	788,148	763,964
Total operating expenses	1,030,062	1,129,045

Earnings (Loss) before reorganization items	5,101,986	(3,334,148)

Reorganization items
Professional fees	466,443	—

Other income (expense)
Interest expense	(2,288,023)	(2,206,664)
Impairment on financing costs	—	(1,496,476)
Interest income	12,859	17,703
Total other expenses, net	(2,275,164)	(3,685,437)

Net Income (Loss)	$2,360,379	$(7,019,585)

Weighted Average Units Outstanding – Basic	23,940,738	23,933,975

Net Income (Loss) Per Unit – Basic	$0.09	$(0.29)

Weighted Average Units Outstanding – Diluted	23,941,738	23,933,975

Net Income (Loss) Per Unit – Diluted	$0.09	$(0.29)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$2,360,379	$(7,019,585)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,212,994	3,637,265
Amortization of debt financing costs	—	59,796
Impairment of debt financing costs	—	1,496,476
Lower of cost or market adjustment	—	168,422
Other income	(150,459)	—
Unit based compensation	1,542	2,250
Change in assets and liabilities:
Accounts receivable	977,459	404,319
Inventory	112,814	2,383,464
Prepaid expenses and other	(488,682)	(1,078,156)
Accounts payable	(325,839)	(214,706)
Accrued purchase commitments	—	(3,431,576)
Accrued interest and other	402,180	667,497
Net cash provided by (used in) operating activities	6,102,388	(2,924,534)

Cash Flows from Investing Activities
Capital expenditures	(12,084)	(26,336)
Net cash used in investing activities	(12,084)	(26,336)

Cash Flows from Financing Activities
Payments for long-term debt	(15,807)	(208,839)
Change in restricted cash	639,999	486,102
Proceeds from line of credit	—	1,965,651
Prepayments on pre-petition secured line of credit	(653,618)	—
Net cash provided by (used in) financing activities	(29,426)	2,242,914

Net Increase (Decrease) in Cash and Equivalents	6,060,878	(707,956)
Cash and Equivalents — Beginning of Period	4,058,000	1,138,768
Cash and Equivalents — End of Period	$10,118,878	$430,812

Supplemental Disclosure of Cash Flow Information
Interest paid	$728,893	$1,568,750

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities
Construction costs included in accounts payable	$254,564	$254,564

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
March 31, 2010 and 2009

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financials have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2009, contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 31, 2009.

In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.  The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

In accordance with accounting principles generally accepted in the United States, the Company has applied authoritative guidance on Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the condensed financial statements.  This guidance requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses, and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying condensed statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the condensed balance sheet at March 31, 2010 in “liabilities subject to compromise.”  These liabilities are reported at the amounts expected to be allowed by the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”), even if they may be settled for less. As of March 31, 2010, no adjustments have been made to the liabilities subject to compromise due to the status of the bankruptcy case. As a result of the bankruptcy filing under Chapter 11, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession (“DIP”) under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements.  Further, the Company’s plan of reorganization could materially change the amounts and classifications reported in its condensed financial statements.  The Company’s historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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
March 31, 2010 and 2009

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  Marketing fees remitted by the Company are presented as a reduction of revenue.  Marketing fees were approximately $134,000 for the three months ended March 31, 2010 and approximately $132,000 for the three months ended March 31, 2009, respectively.  Marketing fees were approximately $273,000 for the six months ended March 31, 2010, and $265,000 for the six months ended March 31, 2009.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At March 31, 2010, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is possible this estimate will change in the future.

Restricted Cash and Debt Service Reserve

The Company maintains cash accounts set aside for requirements as part of the capital lease financing agreement.  At March 31, 2010 and September 30, 2009, the total restricted cash related to these accounts was approximately $2,200,000 and $2,800,000, respectively.

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
March 31, 2010 and 2009

Land improvements	15-20 years
Buildings	10-40 years
Office equipment	5 years
Plant and process equipment	10-20 years

Long-lived Assets

Depreciation and amortization of the Company’s property, plant and equipment is applied on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets placed in service. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of the Company’s plant related to estimated useful lives to have a significant effect on results of operations.

Long-lived assets, including property, plant, equipment and investments, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows. Management recorded an impairment of $12.5 million at September 30, 2009 based on its assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the plant.  No impairment was recorded for the reporting periods ending March 31, 2010 or 2009. Future impairment analysis will depend on the Company generating positive cash flow from operations of the plant and successful reorganization under Chapter 11 bankruptcy.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, restricted cash (including certificates of deposit), receivables, and accounts payable not subject to compromise approximates their fair value.  Accounts payable and accrued expenses subject to compromise are at stated original incurred values but are subject to reduced values due to adjustment by the Bankruptcy Court.

It is not currently practicable to estimate the fair market value of the debt financing.  Senior debt consists of a term loan of approximately $34,806,000 and a revolving line of credit of $5,346,000 that bear a variable interest rate that fluctuates with the market and therefore approximates fair value.  Subordinate debt consists of an MMCDC New Markets Fund II, LLC (“NMF”) New Markets Tax Credit Loan of $19,175,000 and an Otter Tail County (the “County”) capital lease of $26,010,000 that bear a fixed interest rate (the “Capital Lease”).  Due to the current defaults under the senior and subordinate loan agreements and the Company’s bankruptcy proceedings, at the present time, the Company is unable to enter into replacement debt and therefore is unable to determine a fair value of the fixed rate subordinate debt.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.  No liabilities were recorded at March 31, 2010 or March 31, 2009 or considered necessary by management.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
March 31, 2010 and 2009

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period.  Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  For the six months ended March 31, 2010, the Company had 1,000 unit equivalents outstanding relating to unvested restricted units.  As of March 31, 2009, the Company had 10,500 unit equivalents outstanding. For the three months ended March 31, 2010 and all reporting periods ended March 31, 2009, the effects of restricted units were excluded from the computation of diluted units outstanding as their effects would have been anti-dilutive, due to the Company’s net loss.

NOTE 2. CHAPTER 11 BANKRUPTCY PROCEEDINGS

On October 30, 2009 (the “Petition Date”), the Company filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”), Case number 09-61250.  The Company’s negotiated Chapter 11 bankruptcy filing, In re:  Otter Tail Ag Enterprises, LLC (the “Bankruptcy Case”), was done with the approval of its senior lenders.  Under Chapter 11, certain claims in existence prior to its filing of the petition for relief under the Bankruptcy Code are stayed while the Company continues business operations as a DIP.

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

At a hearing held on November 4, 2009, the Bankruptcy Court granted the Company’s “First Day Motions.”  The relief granted by the Bankruptcy Court through the First Day Motions was designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees, and others, minimize the effects of the commencement of the Bankruptcy Filing, and preserve the value of the Company’s assets.  The First Day Motions allowed, among other things, the payment of vendors and other providers in the ordinary course for goods and services ordered pre-petition but received on or after the Petition Date and other business-related payments necessary to maintain the operation of its businesses.  The First Day Motions also included the payment of pre-petition employee wages, salaries, and benefits.  The Company has retained, with Bankruptcy Court approval, legal and financial professionals to advise the Company on the bankruptcy proceedings and certain other “ordinary course” professionals.  From time to time, the Company may seek Bankruptcy Court approval for the retention of additional professionals.

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

In order to successfully exit Chapter 11, the Company needs to propose, and obtain confirmation by the Bankruptcy Court of a Disclosure Statement and Reorganization Plan that satisfies the requirements of the Bankruptcy Code (the “Chapter 11 Plan”).  A Chapter 11 Plan could, among other things, resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provide for corporate governance subsequent to exit from bankruptcy.  As set forth below, the Company filed a Chapter 11 Plan on February 25, 2010.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
March 31, 2010 and 2009

Under the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property, railcars, and equipment leases subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such breach or rejection, subject to the Company’s right to review and contest such claim.  Parties whose contracts or leases are rejected may file claims against the Company for damages.  Generally, the assumption of an executory contract or unexpired lease requires the Company to cure all prior defaults under such executory contract or unexpired lease, including all arrearages, and to provide adequate assurance of future performance.  In this regard, the Company’s financial statements include amounts classified as “liabilities subject to compromise” that the Company believes the Bankruptcy Court will allow as claim amounts as a result of the Company’s rejection of various executory contracts and unexpired leases.  Additional amounts may be included in “pre-petition liabilities subject to compromise” in future periods if additional executory contracts and unexpired leases are rejected. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities.  Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

Chapter 11 of the Bankruptcy Code provides that unless the terms of the Bankruptcy Code are satisfied, for a bankruptcy court to confirm a Chapter 11 Plan as a consensual plan, the holders of impaired claims against a debtor in each class of impaired claims must accept such plan by the requisite majorities set forth in the Bankruptcy Code.  An impaired class of claims is deemed to have accepted a Chapter 11 Plan if:  (a) the holders of at least two-thirds in amount of the claims in such class actually voting on a plan have voted to accept it; and (b) more than one-half in number of the holders in such class actually voting on the plan have voted to accept it.  Pursuant to the provisions of the Bankruptcy Code, only holders of allowed claims or equity interests in classes of claims or equity interests that are impaired and that are not deemed to have rejected a Chapter 11 Plan are entitled to vote to accept or reject such proposed plan.  Generally, a claim or interest is impaired under a plan if the holder’s legal, equitable, or contractual rights are altered under such plan.  Classes of claims or equity interests under a Chapter 11 Plan in which the holders of claims or equity interests are unimpaired are deemed to have accepted such plan and are not entitled to vote to accept or reject the proposed plan.  In addition, classes of claims or equity interests in which the holders of claims or equity interests will not receive or retain any property on account of their claims or equity interests are deemed to have rejected the plan and are not entitled to vote to accept or reject the plan. Under circumstances specified in the so-called “cramdown” provisions of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes.  The precise requirements and evidentiary showing for confirming a Chapter 11 Plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests, in the rejecting class — i.e., secured claims or unsecured claims, subordinated or senior claims, or common stock.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before unit holders of the Company are entitled to receive any distribution or retain any property under a Chapter 11 Plan.  The ultimate recovery, if any, to creditors and unit holders of the Company will not be determined until confirmation and consummation of a Chapter 11 Plan.  No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Case to each of these constituencies or what types or amounts of distributions, if any, they would receive.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company’s member units or any of the Company’s liabilities.

On February 25, 2010, the Company filed a Chapter 11 Plan that provides for emergence from Chapter 11 sometime in the future.  There can be no assurance that the Chapter 11 Plan proposed by the Company will be confirmed by the Bankruptcy Court or that any such plan will be consummated.  The plan includes payment to the Company’s senior lender and lenders with respect to the Company’s NMF loan.  According to the plan, the Company would pay a settlement totaling approximately $3,251,000 to the holders of the County Capital Lease.  Unsecured creditors and rejected claims will be paid at least 12.5% of their claims and unsecured convenience claims will be paid in full. The plan would cancel all equity interests. In order to successfully emerge from bankruptcy, the Company will need to, among other things, obtain approval from their senior lenders for restructuring their debt and obtain additional equity of $12,000,000 to meet requirements as outlined in the Cash Collateral Agreement, as well as seek confirmation from its unsecured creditors.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
March 31, 2010 and 2009

Pursuant to the Bankruptcy Code, the Company has the exclusive right for 120 days after the Petition Date to file a Chapter 11 Plan and 60 additional days to solicit and obtain necessary acceptances.   On April 8, 2010 the Company submitted a motion to extend the exclusive period.  This motion was denied at a hearing held on April 22, 2010.  The Company’s exclusivity period lapsed at the end of April. This means that any party with an interest may file a competing Chapter 11 Plan for the Company.

At a hearing held on May 12, 2010, the Bankruptcy Court failed to reach a decision regarding the Company’s Chapter 11 Plan.  The next hearing is currently set for May 26, 2010.

The Company has incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred and are expected to significantly affect the Company’s results of operations.

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

Although these factors raise substantial doubt about the Company’s ability to continue as a going concern, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, except as described below related to the Company filing Chapter 11 bankruptcy.

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

NOTE 4.  MEMBER’S EQUITY

In February 2009, the Company filed a Minnesota registered offering for a maximum of 36 million Class A units at a cost of $0.50 per unit.  This offering is limited to residents of the state of Minnesota.  The subscriber was required to purchase a minimum of 12,500 units ($6,250).  The offering expired one year from the effective date of the offering.  The offering was not declared effective.  The Company is in the process of updating the registration in conjunction with the Chapter 11 Plan.

NOTE 5. INVENTORY

 Inventories consist of the following:

	March 31, 2010 (unaudited)	September 30, 2009*
Raw materials	$1,790,707	$1,896,519

Work in progress	957,367	1,017,363

Finished goods	573,912	520,059

Spare parts	392,902	393,761

Total	$3,714,888	$3,827,702

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
March 31, 2010 and 2009

* Derived from audited financial statements

The Company obtained approximately 100% of its corn purchases from one supplier in the three month periods ended March 31, 2010 and March 31, 2009.  The Company has a formal supply agreement, as discussed in Note 8.

Each day the Company fixes the price of corn it needs to maintain operations, converting its basis contracts into fixed price contracts using the Chicago Board of Trade price of the day.  At March 31, 2010, the Company has fixed purchase contracts to purchase approximately 342,000 bushels costing approximately $1,160,000.

The Company has adopted a risk management strategy that reflects working in present day market values, securing corn on a “basis” program, and pricing daily once it takes possession.  This assists in aligning the procurement of corn with the sale of ethanol; corn is estimated to be approximately 80% of the Company’s production costs while ethanol is approximately 85% of revenue.

The Company currently holds approximately 2,200,000 bushels of corn under contract in this manner at a plus basis rate of ($0.35) per bushel through November 2010.

NOTE 6.  BANK FINANCING

Short-term debt consists of the following at:
	March 31, 2010 (unaudited)	September 30, 2009*
Construction and Term Loan, see terms below	$34,806,137	$34,806,137

New Markets Tax Credit Loan, see terms below	19,175,000	19,175,000

County Capital Lease, (Note 7)	26,010,000	26,010,000

Equipment financing	107,025	122,833

Total short-term debt	$80,098,163	$80,113,970

Revolving line of credit, see terms below	$5,346,382	$6,000,000

* Derived from audited financial statements

The loans described below are subject to credit agreements with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

On March 20, 2009, the Company entered into a Forbearance Agreement with Financial Services, P.C.A. (the “Senior Lender”) which requires the Senior Lender not pursue certain remedies available to them until April 30, 2009, which was the end of the Forbearance Period.  The terms of the Forbearance Agreement requires the Company to pay the current principal amounts due as well as all accrued interest at the end of the Forbearance Period.  At that time, if unable to pay the amounts due after the Forbearance Period as required under the Forbearance Agreement, the Senior Lender may:  (1) declare a default under the loans; and (2) consent to remedial action taken by subordinate lenders and may provide notice of default and/or acceleration.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
March 31, 2010 and 2009

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

On August 31, 2009, the Company received a summons and complaint from their Senior Lender and NMF for their defaults on the loan agreements to begin foreclosure proceedings.

The original terms of the various loans are discussed below.

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

As of March 31, 2010 the Company is being charged a default interest rate of 5.00% on the term loan and 4.51% on the subordinated note along with late charges for non-payment.  The Company has recommenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

Construction Term Loan

Upon satisfactory completion of the Plant a portion of the Construction Loan converted to a Construction Term Loan totaling $29,000,000.  The interest rate charged is LIBOR plus 2.95% which totaled 3.18% as of March 31, 2010 and 3.23% as of September 30, 2009, respectively, on the Construction Term Loan.  The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan.  The Company is required to make interest payments only on the first day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion payable in full in June 2018.  In addition to the scheduled payments, the Company will make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.  The Company has recommenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
March 31, 2010 and 2009

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

Construction Term Revolving Note

The amount of the Construction Term Revolving Note that converted to the Term Revolving Note is $6,000,000. The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.18% at March 31, 2010 and 3.23% as of September 30, 2009.  The purpose of this loan was for cash and inventory management.  The Company has recommenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

Revolving Line of Credit Loan

The Company also has a Revolving Line of Credit loan with the same lending institution for up to $6,000,000.  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.18% at March 31, 2010 and 3.23% as of September 30, 2009.  The purpose of this loan is for general and operating expenses.  The maturity of the Revolving Line of Credit loan is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  The Company pays a commitment fee of 0.35% on the unused portion of the revolving promissory note (the “Revolving Promissory Note”) payable quarterly in arrears.  The interest rate is equal to LIBOR plus 2.95% if the Company’s tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assets) is less than or equal to 60% or to LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%.  As of March 31, 2010, approximately $5,346,000 was advanced against the line of credit.  Any further advances on the line of credit need to be approved by the Senior Lender.  The Company has made a one time principal payment and commenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

The Term Revolving Note as well as the Term Note and the Revolving Line of Credit Loan are subject to a master loan agreement with various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements, and secured by all business assets.

Exit Financing

On February 1, 2010, the Company entered into term sheets for exit financing with the Senior Lender and NMF.  The exit financing term sheet with the Senior Lender modifies the Construction Term Loan and Construction Term Revolving Note, combining them into one term note, in the amount of $35,000,000 which will mature on June 1, 2013.  Additionally, the exit financing term sheet modifies the Revolving Line of Credit Loan to a 364 day revolving credit facility in an amount not to exceed the lesser of 75% of eligible accounts receivable and inventory or $4,000,000 and will mature 364 days following the effective date of the plan.

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
March 31, 2010 and 2009

Equipment Financing

In April 2008, the Company entered into two equipment financing agreements with an unrelated party through 2013.  Payments range from $679 per month to $2,468 per month with interest rates ranging from 4.56% to 5.5%.

NOTE 7.  LEASES

Capital Lease

In April 2007, the Company entered into the Capital Lease a long term equipment lease agreement with the County in order to finance equipment for the Plant.  The Capital Lease has a term from May 1, 2007 through November 2019.  The County financed the purchase of equipment through Subordinate Exempt Facility Revenue Bonds Series 2007A totaling $20,000,000, General Obligation Tax Abatement Bonds Series 2007B totaling $5,245,000, and Taxable General Obligation Tax Abatement Bonds Series 2007C totaling $765,000 (collectively the “Bonds”).

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Marketing and Procurement Contracts

In February 2008, the Company entered into a marketing agreement with an unrelated party for the marketing, sale, and delivery of all bulk grade Dried Distillers Grains with Solubles the Company is expected to produce.  The Company receives payment for the products sold based on a percentage of the actual sales price as defined in the agreement.  The initial term is for three years commencing as of the start-up of production and continues until terminated by either party providing a 90 day advance written notice.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
March 31, 2010 and 2009

In February 2007, the Company entered into a procurement agreement with an unrelated party for the purchase of corn.  The term of this agreement is five years followed by an automatic renewal term of one year unless terminated by either party giving 90 days advance written notice.  A procurement fee is paid on a per bushel basis during the term of the contract.  The contract also provides for additional third-party storage in the local surrounding area for a minimum of two turns per year.  In January 2009, this contract was amended changing the procurement fee structure.

In July 2006, the Company entered into a marketing agreement for the sale and marketing of all the ethanol the Company expects to produce.  The Company agrees to pay a fixed fee per gallon of ethanol sold for certain marketing, storage, and transportation costs, which are included in cost of goods sold.  The initial term of the agreement is 12 months beginning the first day of the month the Company ships ethanol and is automatically extended for an additional 12 months unless either party gives 90 days advance written notice of termination.

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

Management Agreements

In May 2006, the Company entered into an agreement with an unrelated party to manage the Company’s supply of natural gas.  The term of the agreement continues through April 30, 2011, and then continues on a year to year basis thereafter until terminated by either party giving 60 days written advance notice.  The Company also executed a sale and purchase agreement with the unrelated party for natural gas.  Either party may terminate the agreement by providing a 30 day advance written notice.  The Company is also required to hold a certificate of deposit for the benefit of the supplier in the amount of $975,000.

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

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis:

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
March 31, 2010 and 2009

	March 31, 2010
	Fair Value Carrying Amount in the Balance Sheet	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets
Money market funds (included in restricted cash)	$1,175,972	$1,175,972	$-	$-
Certificates of deposit (included in restricted cash)	975,000		975,000
Total	$2,150,972	$1,175,972	$975,000	$-

The fair value of the money market funds is based on quoted market prices in an active market.  Due to the short term nature of the certificates of deposit, the recorded value approximates fair value.

NOTE 10. LONG-LIVED ASSETS

In 2008, the Company completed construction of its ethanol production facilities with installed capacity of 55 million gallons per year.  In accordance with the Company’s policy for evaluating impairment of long-lived assets, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities.  Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives do not exceed their carrying values, and therefore, impairment has been recognized totaling approximately $12,500,000 as of June 30, 2009.  As of September 30, 2009 an impairment analysis was performed determining no further impairment was necessary. In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol, and the overall demand in relation to production and supply capacity.  Due to these significant assumptions, the Company has determined that the impairment charge is a significant estimate.  Given the recent completion of the facilities in 2008, replacement cost would likely approximate the carrying value of approximately $88,000,000 of the facilities at March 31, 2010.  However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities.  Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy.  Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation.  No adjustment has been made in these financial statements for this uncertainty.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2010 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto, and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Liquidity and Capital Resources

Overview

As of March 31, 2010, we had total assets of approximately $106,900,000 consisting primarily of cash, accounts receivable, inventory, property, plant, and equipment.  As of March 31, 2010, we had current liabilities of approximately $89,600,000 consisting primarily of accounts payable, accrued interest, line of credit, and outstanding debt.  All of our long-term debt, consisting of  approximately $80,100,000 of bank debt financing and capital lease financing for the construction of the Plant, has been reclassified as current maturities of long-term debt because we were in default as of February 1, 2009 on our capital lease with Otter Tail County, Fergus Falls, Minnesota (the “County”) for failure to make basic payments (defined as payments equal to the aggregate amount of principal and interest outstanding on the bonds issued by the County in conjunction with the capital lease), and we have failed to make interest payments specifically on the Subordinate Exempt Facility Revenue Bonds Series 2007A bonds since December 31, 2008.  We have also not made interest payments on the MMCDC New Markets Fund II, LLC (“NMF”) Tax Credit Loans.  In addition, as of February 15, 2009, we were in default under our Master Loan Agreement with AgStar Financial Services, P.C.A. (“AgStar”) for failure to pay principal and interest due.  Under the terms of our respective agreements with AgStar, NMF, and the County, the lenders may exercise any or all default remedies against us including, but not limited to, acceleration of all outstanding unpaid principal amounts.

For the six months ended March 31, 2010, cash provided by operating activities was approximately $6,100,000, cash used in investing activities was approximately $12,100 and cash used in financing activities was approximately $29,400.

Total cash flow from the project following operational commencement of the project has been impacted by many factors including, but not limited to, the final cost of the project, timing of the commencement of operations, the speed of ethanol production during the start-up phase, as well as energy and corn prices.  As of March 31, 2010, we had drawn on our revolving line of credit with AgStar in the amount of approximately $5,300,000.

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

We will attempt to raise additional capital through an offering of our units.  In February 2009, we filed a registration statement with the state of Minnesota for an intrastate offering of our units to existing members who are residents of Minnesota and other qualified Minnesota investors.  The offering was for a maximum of 36 million of our units at a per-unit cost of $0.50.  Each subscriber is required to purchase a minimum of 12,500 units in the offering.  The offering remained open for one year from the effectiveness of the registration statement. The Company is currently in the process of updating the registration material as part of its Chapter 11 Plan, it will seek approval from the State of Minnesota Commerce Department once the Disclosure Statement is approved by the Courts.

On October 30, 2009 (the “Petition Date”), we filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”), Case number 09-61250.  Our negotiated Chapter 11 bankruptcy filing,  In re:  Otter Tail Ag Enterprises, LLC, was done with the approval of our senior lenders.  Under Chapter 11, certain claims in existence prior to our filing of the petition for relief under the Bankruptcy Code are stayed while we continue business operations as a debtor-in-possession, or DIP.

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

Short-term Debt Sources

We have a revolving promissory note with Agstar for up to $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95%, which totaled 3.18% at March 31, 2010 and 3.23% as of September 30, 2009.  The purpose of this loan is for general and operating expenses.  The maturity of this line of credit is 364 days from commencement.  On the loan maturity date, the principal and any outstanding accrued interest will be due.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.  As of March 31, 2010 and September 30, 2009, approximately $5,300,000 and $6,000,000 were advanced against the line of credit, respectively.  Any further advances on the line of credit need to be approved by the senior lender.

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

The Construction Loan converted to a term loan (the “Construction Term Loan”) and term revolving loan on June 1, 2008, totaling  $29,000,000.  The interest rate was reduced to LIBOR plus 2.95% on the Construction Term Loan, which totaled 3.18% at March 31, 2010, and 3.23% at September 30, 2009.  The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan.  We are required to make interest payments only on the first day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, which was determined to be June 1, 2008, payable in full in June 2018.  In addition to the scheduled payments, we will make additional principal payments equal to 65% of our excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

Commitment fees of $20,000 were charged at the time of conversion and will be charged annually thereafter.

The maximum amount of the Construction Loan that could be converted to the term revolving loan is $6,000,000 (the “Revolving Loan”).  The amount of the Construction Loan that did convert to the Revolving Loan was $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.18% at March 31, 2010 and 3.23% at September 30, 2009.  The purpose of this loan is for cash and inventory management.

On March 30, 2007, we entered into a loan arrangement with NMF for the amount of $19,175,000 (the “NMF Loan”).  The tax credit period of the NMF Loan is from September 2007 to September 2014.  The NMF Loan is divided into two portions including a term loan of $14,480,500, which we must make interest-only payments on beginning the sixth day of the first month following the initial advancement until the 85th month.  On the sixth day of the 85th month and continuing for an additional 48 months, we must pay the amortized unpaid principal together with the accrued interest.  The interest rate is calculated using the Wall Street Journal daily money rate (base rate) plus 100 basis points, totaling 4.25% and 6.00% at March 31, 2010 and September 30, 2009, respectively.  In addition there is a subordinated loan for $4,694,500 which carries an interest rate of 2.51%.  On the first day of each month following the initial advance, which occurred in August 2007, we are required to make interest-only payments until September 2014 when we are required to make a principal payment of $400,000.  Any further advances on the line of credit need to be approved by the senior lender.  We are currently in default under our NMF Loan for failure to make required interest payments.

On February 1, 2010, we entered into term sheets for exit financing with the Senior Lender and NMF.  The exit financing term sheet with the Senior Lender modifies the Construction Term Loan and Construction Term Revolving Note, combining them into one term note, in the amount of $35,000,000 which will mature on June 1, 2013.  Additionally, the exit financing term sheet modifies the Revolving Line of Credit Loan to a 364 day revolving credit facility in an amount not to exceed the lesser of 75% of eligible accounts receivable and inventory or $4,000,000 and will mature 364 days following the effective date of the plan.

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

Under the Equipment Lease Agreement with the County, we started making payments on May 25, 2008 and must make payments on the 25th of each month.  Payments for principal began on November 25, 2009 in an amount equal to 1/6 principal scheduled to become due on the corresponding Bonds on the next semi-annual principal payment date.  We also must make Capital Lease payments that correspond to 1/6 the amount of interest payable due on the Bonds on February 1 or August 1 of each year and principal amounts equaling 1/12 of the principal due each February 1.  We have guaranteed that if such assessed lease payments are not sufficient for the required Bond payments, we should provide such funds as are needed to fund the shortfall.  The Capital Lease also includes an option to purchase the equipment at fair market value at the end of the lease term.  We are in default under the Capital Lease for failure to make required basic payments.

Statement of Cash Flows for the six months ended March 31,	2010 (unaudited)	2009 (unaudited)
Cash flows provided by (used in) operating activities	$6,102,389	$(2,924,534)
Cash flows used in investing activities	(12,084)	(26,336)
Cash flows provided by (used in) financing activities	(29,426)	2,242,914

Cash Flow Provided By (Used in) Operations

The net cash flow provided by operating activities for the six months ended March 31, 2010 increased approximately $9,000,000 over that for the six months ended March 31, 2009.  The increase in cash flows provided by operating activities was the result of the spread between ethanol and corn prices which led to an increase in net income in the first quarter of fiscal 2010, while this resulted in a loss for the second quarter of fiscal 2010.  As disclosed above, we believe our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses for the remainder of fiscal 2010.

Cash Flow Used in Investing Activities

There was no material change in cash used for investing activities for the six months ended March 31, 2010 compared to the six months ended March 31, 2009.

Cash Flow Provided By (Used in) Financing Activities

Since our inception, we have generated significant cash inflows from bank financing arrangements and member equity contributions.  Proceeds for the six months ended March 31, 2010 from our bank financing arrangements decreased by $2,300,000 compared to the bank proceeds for the six months ended March 31, 2009.  This is primarily due to the proceeds from our construction loan being fully utilized as of the end of fiscal 2009, net of payments made during the first quarter of 2010 on our operating line of credit.

Chapter 11 Bankruptcy

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

On February 1, 2010, we entered into term sheets for exit financing with Agstar and NMF.  The exit financing term sheet with Agstar modifies the Construction Term Loan and Construction Term Revolving Note, combining them into one term note, in the amount of $35,000,000 which will mature on June 1, 2013.  Additionally, the exit financing term sheet modifies the Revolving line of credit loan to a 364 day revolving credit facility in an amount not to exceed the lesser of 75% of eligible accounts receivable and inventory or $4,000,000 and will mature 364 days following the effective date of the plan.

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

Results of Operations for the Three and Six Months Ended March 31, 2010 and March 31, 2009

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

Revenues

Our revenues were approximately $24,300,000 and $53,600,000 for the quarter and six months ended March 31, 2010.  Our revenues were approximately $22,700,000 and $48,200,000 for the quarter and six months ended March 31, 2009.  The increase in our revenues of approximately $1,500,000, or 6%, and $5,400,000, or 11% for the quarter and sixth months ended March 31, 2010 over the prior year periods were due to an increased price received for our ethanol production.

Cost of Sales

Our cost of goods sold were approximately $24,600,000 and $47,500,000 for the quarter and six months ended March 31, 2010, compared to approximately $24,200,000 and $50,400,000 for the quarter and six months ended March 31, 2009.  Our cost of goods sold as a percentage of revenues were 101% and 89% for the quarter and six months ended March 31, 2010 compared to 106% and 104% for the quarter and six months ended March 31, 2009.  Our higher costs of sales for the three months ended March 31, 2010 over the comparable prior year period of approximately $600,000 was due to higher denaturant and natural gas costs.  Our lower cost of sales for the six months ended March 31, 2010 over the comparable prior year period of approximately $2,800,000 was due to a lower cost of corn, our primary operating cost.

Operating Expenses

Our operating expenses, before reorganization expenses, were approximately $490,000 and $1,000,000 for the quarter and six months ended March 31, 2010.  Compared to the quarter and six months period ended March 31, 2009 our operating expenses decreased by $90,000, or 16%, and $100,000, or 10%, respectively.  The decrease was due primarily to lower non-reorganization professional fees.

Other Income (Expense), Net

Interest expense was approximately $1,100,000 and $2,300,000 for the quarter and six months ended March 31, 2010.  Our interest expense was approximately $1,100,000 and $2,200,000 for the quarter and six months ended March 31, 2009.

Interest income was approximately $7,000 and $6,000 for the three months ended March 31, 2010 and 2009, respectively, an increase of approximately $1,000 for the three months ended March 31, 2010 over the comparable prior year period.  Interest income was approximately $13,000 and $18,000 for the six months ended March 31, 2010 and 2009, respectively, a decrease of approximately $5,000 for the six months ended March 31, 2010 over the comparable prior year period.  Interest income decreased primarily due to a reduction in cash held in interest bearing accounts and reduction in rate earned.

Net Loss

Our net loss was approximately $2,300,000 for the quarter and our net income was approximately $2,400,000 for the six months ended March 31, 2010.  Our net loss was approximately $4,700,000 and $7,000,000 for the quarter and six months ended March 31, 2009.  The increase in our net income for the six months ended March 31, 2010 was primarily the result of the improved margin situation in the ethanol industry during the second half of fiscal 2009 which continued in the first quarter of fiscal 2010.  As provided in “Chapter 11 Bankruptcy” in this Management’s Discussion and Analysis, continued net losses, and our worsening liquidity situation towards the end of fiscal 2009 caused us to make a voluntary filing for Chapter 11 protection on October 30, 2009.

Margins have recently improved across the industry due to a more balanced supply and demand of product in the marketplace.  This margin improvement has caused some of the production capacity that was previously slowed down or shut down to increase production again which has lead to a surplus in the marketplace.  In the event that we successfully emerge from bankruptcy and some or all of production capacity that was previously slowed or shut down remains on line, we may witness tighter margins for the remainder of fiscal year 2010 and possibly beyond.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We used debt to finance a significant amount of our expenditures in the year ended September 30, 2009 and in the six months ended March 31, 2010.  These agreements will expose us to market risk related to changes in interest rates.  As of March 31, 2010, we have approximately $85,400,000 in short-term debt including our line of credit.

Commodity Price Risk

Effective April 8, 2009, we closed the majority of all derivative positions.  At March 31, 2010, we have no derivative instruments that expose us to commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer/principal financial officer concluded as of the evaluation date that our disclosure controls and procedures are not effective due to management override of controls and lack of segregation of duties due to our size. However, we did conclude that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

On February 25, 2010, we filed a Disclosure Statement and Reorganization Plan (the “Chapter 11 Plan”) that provides for emergence from Chapter 11 sometime in the future.  There can be no assurance that the Chapter 11 Plan will be confirmed by the Bankruptcy Court or that any such plan will be consummated.  Under the Bankruptcy Code, we have the exclusive right for 120 days after the Petition Date to file a Chapter 11 Plan and 60 additional days to solicit and obtain necessary acceptances from debtors.  On April 8, 2010, we submitted a motion to extend the exclusive period.  This motion was denied at a hearing held on April 22, 2010.  Therefore, our exclusivity period lapsed at the end of April.

At a hearing held on May 12, 2010, the Bankruptcy Court failed to reach a decision regarding our Chapter 11 Plan.  The next hearing is currently set for May 26, 2010.

We have incurred and will continue to incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the
fiscal year ended September 30, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Please see Notes 6 and 7 to our condensed unaudited financial statement notes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL AG ENTERPRISES, LLC

Date: May 21, 2010	By:	/s/ Anthony Hicks
Anthony Hicks
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2010

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________
*     Filed herewith.