Form 10-Q
period 2010-06-30
Otter Tail Ag Enterprises, LLC
filed 2010-08-16
CIK 1425319

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  ☒ No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filter or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller Reporting Company ☒
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☒ No

As of August 11, 2010, the Company has outstanding 23,944,000 Class A Membership Units.

OTTER TAIL AG ENTERPRISES, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
JUNE 30, 2010

i

PART I — FINANCIAL INFORMATION
Item 1. — CONDENSED FINANCIAL STATEMENTS (Unaudited)

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$7,171,661	$4,058,000
Restricted cash	2,151,117	2,790,971
Accounts receivable	2,623,322	2,829,033
Inventory	3,244,299	3,827,702
Prepaid expenses and other	868,439	400,902
Total current assets	16,058,838	13,906,608
Property and Equipment
Land and land improvements	4,388,517	4,388,517
Buildings	941,836	941,836
Office equipment	141,203	141,203
Plant and process equipment	96,511,879	96,499,794
	101,983,435	101,971,350
Less accumulated depreciation	(15,544,686)	(10,724,936)
Net property and equipment	86,438,749	91,246,414
Other Asset	150,459	---
Total Assets	$102,648,046	$105,153,022
LIABILITIES AND MEMBERS’ EQUITY
Liabilities Not Subject to Compromise Current Liabilities:
Accounts payable	430,660	646,809
Accrued Liabilities	85,697	182,086
Current liabilities not subject to compromise	516,357	828,895
Liabilities Subject to Compromise:
Operating line of credit	$4,365,003	$6,000,000
Accounts payable	42,866	---
Construction payable- related party	254,564	254,564
Accrued interest	4,040,104	2,976,949
Current maturities of long-term debt	76,940,593	80,113,970
Total Liabilities Subject to Compromise	85,643,130	89,345,483
Total current liabilities	86,159,487	90,174,378
Commitments and Contingencies

Members’ Equity, 23,944,000 units outstanding
Members’ equity	45,239,972	45,237,798
Accumulated deficit	(28,751,413)	(30,259,154)
Total Members’ Equity	16,488,559	14,978,644
Total Liabilities and Members’ Equity	$102,648,046	$105,153,022

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Revenues	$22,896,826	$24,046,092

Cost of sales	21,742,307	24,849,792

Impairment of plant and process equipment	---	12,500,000

Gross profit (loss)	1,154,519	(13,303,700)

Professional fees	67,140	218,434
General and administrative	440,023	331,503
Total operating expenses	507,163	549,937

Earnings (loss) before reorganization items	647,356	(13,853,637)

Reorganization items
Professional fees	360,157	---

Other income (expense)
Interest expense	(1,149,104)	(1,130,989)
Interest income	9,266	5,820
Total other expenses, net	(1,139,838)	(1,125,169)

Net Loss	$(852,639)	$(14,788,806)

Weighted Average Units Outstanding – Basic & Diluted	23,944,000	23,944,000

Net Loss Per Unit – Basic– Basic & Diluted	$(0.04)	$(0.63)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Revenues	$76,492,620	$72,276,413

Cost of sales	69,206,054	75,121,443

Impairment of plant and process equipment	---	12,500,000

Lower of cost or market adjustment	---	168,422

Gross profit (loss)	7,286,566	(15,513,452)

Professional fees	309,055	583,515
General and administrative	1,228,170	1,090,818
Total operating expenses	1,537,225	1,674,333

Earnings (loss) before reorganization items	5,749,341	(17,187,785)

Reorganization items
Professional fees	826,600	---

Other income (expense)
Interest expense	(3,437,126)	(3,337,653)
Impairment on financing costs	---	(1,496,476)
Interest income	22,126	23,524
Total other expenses, net	(3,415,000)	(4,810,605)

Net Income (Loss)	$1,507,741	$(21,998,390)

Weighted Average Units Outstanding – Basic & Diluted	23,942,494	23,939,131

Net Income (Loss) Per Unit – Basic & Diluted	$0.06	$(0.92)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$1,507,741	$(21,998,390)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,819,750	5,455,898
Amortization of debt financing costs	---	59,796
Impairment of debt financing costs	---	1,496,476
Impairment of plant and process equipment	---	12,500,000
Lower of cost or market adjustment	---	168,422
Other income	(150,459)
Unit-based compensation	2,174	2,250
Change in assets and liabilities:
Accounts receivable	205,711	(641,970)
Inventory	583,403	1,884,692
Prepaid expenses and other	(467,537)	(121,374)
Accounts payable	(173,283)	11,284
Accrued purchase commitments	---	(3,599,998)
Accrued interest and other	966,766	1,018,301
Net cash provided by (used in) operating activities	7,294,266	(3,764,613)

Cash Flows from Investing Activities
Capital expenditures	(12,085)	(26,339)
Net cash used in investing activities	(12,085)	(26,339)

Cash Flows from Financing Activities
Payments for long-term debt	(3,173,377)	(216,470)
Change in restricted cash	639,854	1,257,501
Proceeds from line of credit	---	1,965,651
Prepayments on pre-petition secured line of credit	(1,634,997)	---
Net cash provided by (used in) financing activities	(4,168,520)	3,006,682

Net Increase (Decrease) in Cash and Equivalents	3,113,661	(784,270)
Cash and Equivalents — Beginning of Period	4,058,000	1,138,768
Cash and Equivalents — End of Period	$7,171,661	$354,498

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,373,971	$1,568,750

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities
Construction costs included in accounts payable	$254,564	$254,564

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
June 30, 2010 and 2009

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

In accordance with accounting principles generally accepted in the United States, we have applied authoritative guidance on Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the condensed financial statements.  This guidance requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses (including professional fees), realized gains and losses, and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying condensed statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the condensed balance sheet at June 30, 2010 in “liabilities subject to compromise.”  These liabilities are reported at the amounts expected to be allowed by the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”), even if they may be settled for less. As of June 30, 2010, no adjustments have been made to the liabilities subject to compromise due to the status of the bankruptcy case. As a result of the bankruptcy filing under Chapter 11 (the “Bankruptcy Filing”), realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession (“DIP”) under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our condensed financial statements.  Our historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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
June 30, 2010 and 2009

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  Marketing fees remitted by the Company are presented net in revenue.  Marketing fees were approximately $136,000 for the three months ended June 30, 2010 and approximately $129,000 for the three months ended June 30, 2009, respectively. Marketing fees were approximately $409,000 for the nine months ended June 30, 2010 and approximately $394,000 for the nine month period ended June 30, 2009.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At June 30, 2010, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary.  It is possible this estimate will change in the future.

Restricted Cash and Debt Service Reserve

The Company maintains cash accounts set aside for requirements as part of the capital lease financing agreement.  At June 30, 2010 and September 30, 2009, the total of these accounts was approximately $2,200,000 and $2,800,000, respectively.

Inventories

Inventories consist of raw materials, work in process, finished goods and spare parts.  Corn is the primary raw material and along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol, dried distiller grains, and modified wet distiller grains and are stated at the lower of cost or market on a first-in, first-out basis.

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
June 30, 2010 and 2009

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

Long-lived assets, including property, plant, equipment and investments, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows. Management recorded an impairment of $12.5 million at June 30, 2009 based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the Plant.  Management assesses the need for plant impairment on a quarterly basis depending on events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable.  The most recent assessment was carried out for the quarter ending June 30, 2010 and no impairment was recorded for the quarter ending June 30, 2010. Future impairment analysis will depend on the Company generating positive cash flow from operations of the plant and successful reorganization under Chapter 11 bankruptcy.

Fair Value of Financial Instruments

The carrying value of cash and equivalents, restricted cash, receivables, accounts payable and other working capital items approximate fair value, due to the short term nature of these instruments.

Senior debt consisting of a term loan of approximately $31,656,000 and a revolving line of credit of approximately $4,365,000 that bear a variable interest rate that fluctuates with the market and therefore approximates fair value combined with a New Markets Tax Credit Loan of $19,175,000. The Company has subordinated debt consisting of an Otter Tail County (the “County”) capital lease of $26,010,000 that bear a fixed interest rate.  Due to the current defaults under the senior and subordinate loan agreements and the Company’s bankruptcy proceedings, at the present time, the Company is unable to enter into replacement debt and therefore is unable to determine a fair value of the fixed rate subordinate debt.

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.  No liabilities were recorded at June 30, 2010 or 2009.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
June 30, 2010 and 2009

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period.  Diluted net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  As of June 30, 2009, the Company had 12,600 unit equivalents outstanding. At June 30, 2009, the effects of 12,600 restricted units are excluded from the computation of diluted units outstanding as their effects would be anti-dilutive, due to the Company’s net loss for the period ended June 30, 2009.

NOTE 2. CHAPTER 11 BANKRUPTCY PROCEEDINGS

On October 30, 2009 (the “Petition Date”), the Company filed a voluntary petition for relief (collectively, the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Minnesota, Case number 09-61250.  The Company’s negotiated Chapter 11 bankruptcy filing, In re:  Otter Tail Ag Enterprises, LLC, was done with the approval of the Company’s senior lenders.  Under Chapter 11, certain claims in existence prior to the filing of the petition for relief under the Bankruptcy Code are stayed while the Company continues business operations as a debtor-in-possession, or DIP.

The Company is currently operating as “debtor in possession” (DIP) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as DIP, the Company is authorized under the Bankruptcy Code to continue to operate as an ongoing business but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.

At a hearing held on November 4, 2009, the Bankruptcy Court granted the Company’s “First Day Motions.”  The relief granted by the Bankruptcy Court through the First Day Motions was designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees, and others, minimize the effects of the commencement of the Bankruptcy Filing, and preserve the value of the Company’s assets.  The First Day Motions allowed, among other things, the payment of vendors and other providers in the ordinary course for goods and services ordered pre-petition but received on or after the Petition Date and other business-related payments necessary to maintain the operation of the Company’s businesses.  The First Day Motions also included the payment of pre-petition employee wages, salaries, and benefits.  The Company has retained, with Bankruptcy Court approval, legal and financial professionals to advise the Company on the bankruptcy proceedings and certain other “ordinary course” professionals.  From time to time, the Company may seek Bankruptcy Court approval for the retention of additional professionals.

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

In order to successfully exit Chapter 11, the Company will need to obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code (the “Chapter 11 Plan”).  A Chapter 11 Plan could, among other things, resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provide for corporate governance subsequent to exit from bankruptcy.  As provided in the Bankruptcy Code, the Company has the exclusive right for 120 days after the Petition Date to file a Chapter 11 Plan and 60 additional days to solicit and obtain necessary acceptances.  Such periods may be extended by the Bankruptcy Court for cause up to 18 months and 20 months, respectively, after the Petition Date.  If the Company’s exclusivity period lapses, any party in interest may file a Chapter 11 Plan for the Company.  The exclusivity period ended on April 22, 2010; however, the Company filed its initial Chapter 11 Plan on February 25, 2010.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
June 30, 2010 and 2009

The interested parties revised the Chapter 11 Plan to incorporate the agreed upon terms, in order to file with the Court on or before June 9, 2010. A Second Amended Chapter 11 Plan was filed on June 11, 2010 and was subsequently approved by the Bankruptcy Court on June 14, 2010.  On a parallel track, we revised and updated the equity offering prospectus to include the terms of the tentative agreement and filed the prospectus with the Minnesota State Department of Commerce, in order that the Company may engage in the equity raise, as required by the Chapter 11 Plan.  The documents were declared effective on June 23, 2010 when the Company commenced holding investor meetings to solicit investment in new equity.  The Company currently has approximately $8.5 million in commitments from potential investors.

Although the Company has filed a Chapter 11 Plan that provides for emergence from Chapter 11 bankruptcy, there can be no assurance that the Chapter 11 Plan will be confirmed by the Bankruptcy Court or that any such plan will be consummated.  In order to successfully emerge from bankruptcy, the Company will need to, among other things, obtain approval from their senior lenders for restructuring their debt and obtain additional equity of $12,000,000 to meet requirements as outlined in the Cash Collateral Agreement.  The Bankruptcy Court has scheduled the Company’s Chapter 11 Plan confirmation hearing for August 18, 2010.

Under Section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executor contracts and unexpired leases, including real property, railcars, and equipment leases subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such breach or rejection, subject to the Company’s right to review and contest such claim. Parties whose contracts or leases are rejected may file claims against the Company for damages.  Generally, the assumption of an executory contract or unexpired lease requires the Company to cure all prior defaults under such executor contract or unexpired lease, including all arrearages, and to provide adequate assurance of future performance.  In this regard, the Company’s financial statements include amounts classified as “liabilities subject to compromise” that the Company believes that the Bankruptcy Court will allow as claim amounts as a result of the Company’s rejection of various executory contracts and unexpired leases.  Additional amounts may be included in “pre-petition liabilities subject to compromise” in future periods if additional executory contracts and unexpired leases are rejected. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities.  Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

Chapter 11 of the Bankruptcy Code provides that unless the terms of section 1129(b) of the Bankruptcy Code are satisfied, for a bankruptcy court to confirm a Chapter 11 Plan as a consensual plan, the holders of impaired claims against a debtor in each class of impaired claims must accept such plan by the requisite majorities set forth in the Bankruptcy Code.  An impaired class of claims shall have accepted a Chapter 11 Plan if:  (a) the holders of at least two-thirds in amount of the claims in such class actually voting on a plan have voted to accept it; and (b) more than one-half in number of the holders in such class actually voting on the plan have voted to accept it.  Pursuant to the provisions of the Bankruptcy Code, only holders of allowed claims or equity interests in classes of claims or equity interests that are impaired and that are not deemed to have rejected a Chapter 11 Plan are entitled to vote to accept or reject such proposed plan.  Generally, a claim or interest is impaired under a plan if the holder’s legal, equitable, or contractual rights are altered under such plan.  Classes of claims or equity interests under a Chapter 11 Plan in which the holders of claims or equity interests are unimpaired are deemed to have accepted such plan and are not entitled to vote to accept or reject the proposed plan.  In addition, classes of claims or equity interests in which the holders of claims or equity interests will not receive or retain any property on account of their claims or equity interests are deemed to have rejected the plan and are not entitled to vote to accept or reject the plan. Under circumstances specified in the so-called “cramdown” provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes.  The precise requirements and evidentiary showing for confirming a Chapter 11 Plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests, in the rejecting class — i.e., secured claims or unsecured claims, subordinated or senior claims, or common stock.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
June 30, 2010 and 2009

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

NOTE 3. GOING CONCERN

The ability of the Company to continue as a going concern is dependent upon, among other things:  (i) the Company’s ability to comply with the terms and conditions of the Cash Collateral Agreement, including raising $12 million in additional equity; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to consummate a Chapter 11 Plan under the Bankruptcy Code; (v) the cost and outcome of the reorganization process; and (vi) the Company’s ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently evaluating various courses of action to address the issues the Company is facing. There can be no assurance that any of these efforts will be successful.

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

NOTE 4.  NEW EQUITY OFFERING

In June 2010, the Company filed a Minnesota registered offering for a maximum of 24 million Class B and C units at a cost of $0.50 per unit.  This offering is limited to residents of the state of Minnesota.  The subscriber was required to purchase a minimum of 12,500 units ($6,250).  The offering will expire one year from the effective date of the offering.  The offering was declared effective June 23, 2010.  The Company is in the process of soliciting investments based upon the disclosure statement and re-organization plan as approved by the Courts on June 14, 2010.  The Company currently has approximately $8.5 million in commitments from potential investors.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
June 30, 2010 and 2009

NOTE 5. INVENTORY

 Inventories consist of the following:

	June 30, 2010 (unaudited)	September 30, 2009*
Raw materials	$1,399,616	$1,896,519
Work in progress	1,014,533	1,017,363
Finished goods	449,306	520,059
Spare parts	380,844	393,761
Total	$3,244,299	$3,827,702

* Derived from audited financial statements

The Company obtained approximately 100% of its corn purchases from one supplier in the three month periods ended June 30, 2010 and 2009.  The Company has a formal supply agreement, (see NOTE 8, Marketing and Procurement Contracts for further information on the contract).

Each day the Company fixes the price of corn it needs to maintain operations, converting its basis contracts into fixed price contracts using the Chicago Board of Trade price of the day.  At June 30, 2010, the Company has fixed purchase contracts to purchase approximately 118,000 bushels costing approximately $382,000.

The Company has adopted a risk management strategy that reflects working in present day market values, securing corn on a “basis” program, and pricing daily once it takes possession, this philosophy aligns the procurement of corn with the sale of ethanol; corn is estimated to be approximately 80% of the Company’s production costs while ethanol is approximately 85% of revenue.

The Company currently holds approximately 3,657,000 bushels of corn under contract in this manner at a rate of $0.35 per bushel basis through February 2011.

NOTE 6.  BANK FINANCING

Short-term debt consists of the following at:
	June 30, 2010 (unaudited)	September 30, 2009*
Construction and Term Loan, see terms below	$31,656,137	$34,806,137

New Markets Tax Credit Loan, see terms below	19,175,000	19,175,000

County capital lease, (Note 7)	26,010,000	26,010,000
Equipment financing	99,456	122,833

Total short-term debt	$76,940,593	$80,113,970

Revolving line of credit, see terms below	$4,365,003	$6,000,000

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
June 30, 2010 and 2009

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

On August 31, 2009, the Company received a summons and complaint from their senior lender and MMCDC New Markets Fund II, LLC (“NMF”) for its defaults on the loan agreements to begin foreclosure proceedings.

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

As of June 30, 2010 the Company is being charged a default interest rate of 5.00% on the term loan and 4.51% on the subordinated note along with late charges for non-payment.  The Company has recommenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

Construction Term Loan

Upon satisfactory completion of the Plant, a portion of the Construction Loan converted to a Construction Term Loan totaling $29,000,000.  The interest rate charged is LIBOR plus 2.95% which totaled 3.30% as of June 30, 2010 and 3.23% as of September 30, 2009, respectively, on the Construction Term Loan.  The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan.  The Company is required to make interest payments only on the first day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion payable in full in June 2018.  In addition to the scheduled payments, the Company will make additional principal payments equal to 65% of the Company’s excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.  The Company has recommenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
June 30, 2010 and 2009

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

Construction Term Revolving Note

The amount of the Construction Term Revolving Note that converted to the Term Revolving Note is $6,000,000. The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.30% at June 30, 2010 and 3.23% as of September 30, 2009.  The purpose of this loan was for cash and inventory management.  The Company has recommenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

Revolving Line of Credit Loan

The Company also has a Revolving Line of Credit loan with the same lending institution for up to $6,000,000.  The Company is required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.30% at June 30, 2010 and 3.23% as of September 30, 2009.  The purpose of this loan is for general and operating expenses.  The maturity of the Revolving Line of Credit loan is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  The Company pays a commitment fee of 0.35% on the unused portion of the revolving promissory note (the “Revolving Promissory Note”) payable quarterly in arrears.  The interest rate is equal to LIBOR plus 2.95% if the Company’s tangible owner’s equity (defined as tangible net worth plus subordinated debt divided by total assets) is less than or equal to 60% or to LIBOR plus 2.65% if the tangible owner’s equity is greater than 60%.  As of June 30, 2010, approximately $4,365,000 was advanced against the line of credit.  The Company has made two one time principal payments and commenced interest only payments on this loan as part of the terms of the Cash Collateral Agreement.

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

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
June 30, 2010 and 2009

These term sheets are contingent upon certain requirements, such as a confirmation order confirming the plan, payments of certain accrued regular interest, establishment of a debt reserve account equivalent to six months interest and obtaining subscription agreements of up to $12,000,000.

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

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
June 30, 2010 and 2009

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Marketing and Procurement Contracts

In February 2008, the Company entered into a marketing agreement with an unrelated party for the marketing, sale, and delivery of all bulk grade Dried Distillers Grains with Solubles the Company is expected to produce.  The Company will receive payment for the products sold based on a percentage of the actual sales price as defined in the agreement.  The initial term is for three years commencing as of the start-up of production and will continue until terminated by either party providing 90 day advance written notice.

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

Management Agreements

In May 2006, the Company entered into an agreement with an unrelated party to manage the Company’s supply of natural gas.  The term of the agreement continues through April 30, 2011, and shall continue on a year to year basis thereafter until terminated by either party giving 60 days written advance notice.  The Company also executed a sale and purchase agreement with the unrelated party for natural gas.  Either party may terminate the agreement by providing a 30 day advance written notice.  The Company is also required to hold a cash collateral account with the supplier as a form of deposit in the amount of $975,000.

NOTE 9. FAIR VALUE

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

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
Condensed Notes to Unaudited Financial Statements
June 30, 2010 and 2009

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2010
	Fair Value Carrying Amount in the Balance Sheet	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets
Money market funds (included in restricted cash)	$1,176,117	$1,176,117	$-	$-

The fair value of the money market funds is based on quoted market prices in an active market.

NOTE 10. LONG-LIVED ASSETS

In 2008, the Company completed construction of its ethanol production facilities with installed capacity of 55 million gallons per year.  In accordance with the Company’s policy for evaluating impairment of long-lived assets, management has evaluated the facilities for possible impairment based on projected future cash flows from operations of these facilities.  Management has determined that the undiscounted cash flows from operations of these facilities over their estimated useful lives do not exceed their carrying values, and therefore, impairment has been recognized totaling approximately $12,500,000 as of June 30, 2009.  In determining future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol, and the overall demand in relation to production and supply capacity.  Due to these significant assumptions, the Company has determined that the impairment charge is a significant estimate.  Given the recent completion of the facilities in 2008, replacement cost would likely approximate the carrying value of approximately $86,000,000 of the facilities at June 30, 2010. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities.  Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy.  Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operation.  No adjustment has been made in these financial statements for this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2010 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part I of this Quarterly Report, and the audited condensed financial statements and notes thereto, and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Liquidity and Capital Resources

Overview

As of June 30, 2010, we had total assets of approximately $102,600,000 consisting of primarily cash and cash equivalents, accounts receivable, inventory, property, plant, and equipment.  As of June 30, 2010, we had current liabilities of approximately $86,200,000 consisting primarily of accounts payable, line of credit, and outstanding debt.  All of our long-term debt, consisting of approximately $76,900,000 of bank debt financing and capital lease financing for the construction of the Plant, has been reclassified as current maturities of long-term debt because we were in default as of February 1, 2009 on our capital lease with Otter Tail County, Fergus Falls, Minnesota (the “County”) for failure to make basic payments (defined as payments equal to the aggregate amount of principal and interest outstanding on the bonds issued by the County in conjunction with the capital lease), and we have failed to make interest payments specifically on the Subordinate Exempt Facility Revenue Bonds Series 2007A bonds since December 31, 2008.  We have also failed to make certain interest payments on the MMCDC New Markets Fund II, LLC (“NMF”) Tax Credit Loans.  In addition, as of February 15, 2009, we were in default under our Master Loan Agreement with AgStar Financial Services, P.C.A. (“AgStar”) for failure to pay principal and interest due.  Under the terms of our respective agreements with AgStar, NMF, and the County, the lenders may exercise any or all default remedies against us including, but not limited to, acceleration of all outstanding unpaid principal amounts.  For more information on these defaults and the remedies available to AgStar, NMF, and the County, please see our current report on Form 8-K under Item 2.04 as filed with the SEC on February 18, 2009 and bankruptcy filing discussion below.

For the nine months ended June 30, 2010, cash provided by operating activities was approximately $7,300,000, cash used in investing activities was approximately $12,100 and cash used in financing activities was approximately $4,200,000.

Total cash flow from the project following operational commencement of the project has been impacted by many factors including, but not limited to, the final cost of the project, timing of the commencement of operations, the speed of ethanol production during the start-up phase, as well as energy and corn prices.  As of June 30, 2010, we had drawn on our revolving line of credit with AgStar in the amount of approximately $4,400,000.

Also, based on our operating plan, we believe our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through the fiscal year ending September 30, 2010 without additional sources of cash and/or deferral, reduction, or elimination of significant planned expenditures.  Assuming no deterioration in margins between corn and ethanol prices, we estimate that we will require approximately an additional $12,000,000 to fund our planned operating expenses, capital expenditures, and working capital requirements through the end of fiscal year 2010.  In addition, we failed to meet tangible net worth and reporting requirements in violation of certain financial covenants, but the financing agencies waived the compliance with these ratios through October 1, 2009.  See Note 3 in our footnotes to our financial statements for more information on the sufficiency of existing capital to meet our cash requirements and our ability to operate as a going concern.  Finally, as provided above, we are currently in default on our Master Loan Agreement with AgStar, our tax credit loans with NMF, and our capital lease with the County.

We will attempt to raise additional capital through an offering of our units.  In June 2010, we filed a registration statement with the state of Minnesota for an intrastate offering of our units to existing members who are residents of Minnesota and other Minnesota residents.  The offering is for a maximum of 24 million of our units at a per-unit cost of $0.50.  Each subscriber is required to purchase a minimum of 12,500 units in the offering.  The offering document was declared effective on June 23, 2010 and will be open for one year from the effectiveness of the registration statement, or at such other time as determined by our Board of Govenors.

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

Short-term Debt Sources

We have a revolving promissory note with Agstar for up to $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95%, which totaled 3.30% at June 30, 2010 and 3.23% as of September 30, 2009.  The purpose of this loan is for general and operating expenses.  The maturity of this line of credit is 364 days from commencement; on the loan maturity date, the principal and any outstanding accrued interest will be due.  We pay a commitment fee of 0.35% on the unused portion of the revolving promissory note.  As of June 30, 2010 and September 30, 2009, approximately $4,400,000 and $6,000,000 were advanced against the line of credit, respectively.

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

We entered into a senior debt financing agreement for a construction loan of $35,000,000 from AgStar, which includes a term and revolving loan (collectively, the “Construction Loan”).  We made interest payments during the construction phase at the LIBOR rate plus 3.15%.  Interest was paid quarterly in arrears on the first day of January, April, July, and October.  At completion of the Plant, the loan converted into the Construction Term Loan and Construction Term Revolving Note.

The Construction Loan converted to a term loan (the “Construction Term Loan”) and term revolving loan on June 1, 2008, totaling $29,000,000.  The interest rate was reduced to LIBOR plus 2.95% on the Construction Term Loan, which totaled 3.30% at June 30, 2010, and 3.23% at September 30, 2009.  The agreement includes an option to convert a portion of the Construction Term Loan to a fixed rate loan.  We are required to make interest payments only on the first day of each month for the first six months followed by 114 principal installments of $254,386 plus accrued interest beginning six months following substantial completion, which was determined to be June 1, 2008, payable in full in June 2018.  In addition to the scheduled payments, we will make additional principal payments equal to 65% of our excess cash flow not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.  As part of the financing agreement, the premium above LIBOR may be reduced to 2.65% based on attaining certain financial ratios.

Commitment fees of $20,000 were charged at the time of conversion and will be charged annually thereafter.

The maximum amount of the Construction Loan that could be converted to the term revolving loan is $6,000,000 (the “Revolving Loan”).  The amount of the Construction Loan that did convert to the Revolving Loan was $6,000,000.  We are required to pay interest on the principal advances monthly at the LIBOR rate plus 2.95% which totaled 3.30% at June 30, 2010 and 3.23% at September 30, 2009.  The purpose of this loan is for cash and inventory management.

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

Statement of Cash Flows for the nine months ended June 30,	2010 (unaudited)	2009 (unaudited)
Cash flows provided by (used in) operating activities	$7,294,266	$(3,764,613)
Cash flows used in investing activities	(12,085)	(26,339)
Cash flows provided by (used in) financing activities	(4,168,520)	3,006,682

Cash Flow Provided by or Used in Operations

The net cash flow provided by operating activities for the nine months ended June 30, 2010 increased approximately $11,100,000 over that for the nine months ended June 30, 2009.  The net cash flow increase was primarily the result of the spread between ethanol and corn prices which led to an increase in net income for the first three quarters of fiscal 2010, as compared to 2009.  As disclosed above, we believe our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses for the remainder of fiscal 2010.

Cash Flow Used in Investing Activities

There was no material change in cash used for investing activities for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.

Cash Flow Provided By or Used in  Financing Activities

Cash used in financing activities increased approximately $7,200,000 during the nine-month period ended June 30, 2010 from the comparable period ended in 2009.  The use of cash flows in financing activities was the result of the Company making payments to the Company’s senior lender during the nine-month period ended June 30, 2010 totaling approximately $4,800,000.  This activity compares to a net borrowing of approximately $3,000,000 and an increase in restricted cash of approximately $1,300,000 for the nine-month period ended June 30, 2009. Currently, the Company is only allowed to make payments on loans outstanding with its senior lender.

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

Chapter 11 Bankruptcy

On October 30, 2009 (the “Petition Date”), we filed a voluntary petition for relief (collectively, the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court of the District of Minnesota, Case number 09-61250.  Our negotiated Chapter 11 bankruptcy filing, In re: Otter Tail AG Enterprises, LLC, was done with the approval of our senior lenders.  Our continued operations will be dependent on successfully emerging from bankruptcy with a court-approved plan of reorganization, which we originally filed with the Bankruptcy Court on February 25, 2010.   On June 11, 2010, we filed an Amended Chapter 11 Plan with the Bankruptcy Court, and as of June 14, 2010, the Bankruptcy Court issued an order approving our Chapter 11 Plan.

On February 1, 2010, we entered into term sheets for exit financing with Agstar and NMF.  The exit financing term sheet with Agstar modifies the Construction Term Loan and Construction Term Revolving Note, combining them into one term note, in the amount of $35,000,000 which will mature on June 1, 2013.  Additionally, the exit financing term sheet modifies the Revolving Line of Credit loan to a 364 day revolving credit facility in an amount not to exceed the lesser of 75% of eligible accounts receivable and inventory or $4,000,000 and will mature 364 days following the effective date of the Chapter 11 Plan.

Interest on the term and revolving loans will bear interest at a fixed rate of 6.5% through May 31, 2013; however, the rate is subject to changes in the three-year U.S. Treasury bond rate between the date of the term sheet and the effective date of the Chapter 11 Plan.  The term note will be payable in a special principal payment of $3,150,000 on the first day of the calendar month following the effective date of the plan and the balance of the note in equal monthly installments of principal and interest over a period of ten years.  All current default interest will be deferred until June 1, 2013.  The loans will be secured by a first priority perfected security interest in all of our assets.

The exit term sheets of the NMF loan reaffirm all of the terms of the original agreements, except for it provides for the deferral of default interest until the present maturity dates as provided in the original agreements.  These term sheets are contingent upon certain requirements, such as a confirmation order confirming the Chapter 11 Plan, payments of certain accrued regular interest, establishment of a debt reserve account equivalent to six months interest and obtaining additional equity of $12,000,000.

Results of Operations for the Three and Nine Months Ended June 30, 2010 and June 30, 2009

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

Revenues

Our revenues were approximately $22,900,000 and $76,500,000 for the quarter and nine months ended June 30, 2010.  Our revenues were approximately $24,000,000 and $72,300,000 for the quarter and nine months ended June 30, 2009.  The decrease in our revenues for the quarter of approximately $1,100,000, or 4%, was due to a lower price received for our ethanol production. The increase in our revenues for the nine months ended June 30, 2010 over the previous year of $4,200,000, or 6%, was due to more ethanol sold at a higher average price.

Cost of Sales

Our cost of goods sold were approximately $21,700,000 and $69,200,000 for the quarter and nine months ended June 30, 2010, compared to approximately $24,800,000 and $75,100,000 for the quarter and nine months ended June 30, 2009.  Our cost of goods sold as a percentage of revenues were 94% and 90% for the quarter and nine months ended June 30, 2010 compared to 155% and 121% for the quarter and nine months ended June 30, 2009.  Our lower costs of sales for the quarter and nine months ended June 30, 2010 over the comparable prior year period of approximately $3,100,000 and approximately $5,900,000 respectively was due to a lower cost of corn in relation to the lower price of ethanol, our primary operating cost.

Operating Expenses

Our operating expenses were approximately $507,000 and $1,540,000 for the quarter and nine months ended June 30, 2010.  Compared to the quarter and nine months period ended June 30, 2009 our operating expenses decreased by $43,000, or 7%, and $137,000, or 8%, respectively.  The decrease was due primarily to lower non-reorganization professional fees.  Professional expenses related to the Company’s bankruptcy proceedings totaled approximately $827,000 for the nine months ended June 30, 2010.

Other Income (Expense), Net

Interest expense was approximately $1,100,000 and $3,400,000 for the quarter and nine months ended June 30, 2010.  Our interest expense was approximately $1,100,000 and $3,300,000 for the quarter and nine months ended June 30, 2009.

Interest income was approximately $9,000 and $22,000 for the quarter and nine months ended June 30, 2010 compared to $5,800 and $24,000 for the quarter and nine months ended June 30, 2009.  Interest income decreased primarily due to a reduction in cash held in interest bearing accounts and reduction in rate earned.

Net Loss

Our net loss was approximately $850,000 and our net income was approximately $1,500,000 for the quarter and nine months ended June 30, 2010.  Our net loss was approximately $14,800,000 and $22,000,000 for the quarter and nine months ended June 30, 2009.  The increase in our net income for the nine month period was primarily the result of impairment taken on the plant of $12,500,000 at June 30, 2009 and the improved margin situation in the ethanol industry during the second half of fiscal 2009 which continued in the first quarter of fiscal 2010.  As provided in “Chapter 11 Bankruptcy” in this Management’s Discussion and Analysis, continued net losses, and our worsening liquidity situation towards the end of fiscal 2009 caused us to make a voluntary filing for Chapter 11 protection on October 30, 2009.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We used debt to finance a significant amount of our expenditures in the year ended September 30, 2009 and in the nine months ended June 30, 2010.  These agreements will expose us to market risk related to changes in interest rates.  As of June 30, 2010, we have approximately $81,300,000 in short-term debt including our line of credit.

Commodity Price Risk

Effective April 8, 2009, we closed the majority of all derivative positions.  At June 30, 2010, we have no derivative instruments that expose us to commodity price risk.

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

The Chapter 11 bankruptcy filing described above constitutes an event of default under the Company’s master loan agreement with AgStar Financial Services, PCA, its construction and term loan agreement with MMCDC New Markets Fund II, LLC (collectively, the “Secured Creditors”), and its capital lease with the County.  Prior to that, on June 3, 2009, all obligations under the aforementioned agreements became automatically and immediately due and payable.  However, the ability of the Secured Creditors and County to seek remedies to enforce their rights under the agreements is automatically stayed as a result of the filing of the Chapter 11 petition.  The automatic stay invoked by the filing of the Chapter 11 petition effectively precludes any actions by the Company’s Secured Creditors and County to collect, assert, or recover a claim against us, subject to the applicable provisions of the Code and orders granted by the Bankruptcy Court.

In order to successfully exit Chapter 11 bankruptcy, we will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization (the “Chapter 11 Plan”) that satisfies the requirements of the Bankruptcy Code.  We originally filed a Chapter 11 Plan on February 25, 2010.  The interested parties revised the Chapter 11 Plan to incorporate the agreed upon terms, in order to file with the Bankruptcy Court on or before June 9, 2010. A Second Amended Chapter 11 Plan was filed on June 11, 2010 and was subsequently approved by the Bankruptcy Court on June 14, 2010.  On a parallel track, we revised and updated the equity offering prospectus to include the terms of the tentative agreement and filed this prospectus with the Minnesota State Department of Commerce, so that the Company may engage in the equity raise. The prospectus was declared effective on June 23, 2010 when we commenced holding investor meetings to solicit investment in new equity.

Although we have filed a Chapter 11 Plan that provides for emergence from Chapter 11, there can be no assurance that a Chapter 11 Plan will be confirmed by the Bankruptcy Court or that any plan will be consummated.  The Bankruptcy Court has scheduled our Chapter 11 Plan confirmation hearing for August 18, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Please see Notes 6 and 7 to our condensed unaudited financial statement notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL AG ENTERPRISES, LLC

Date: August 16, 2010	By:	/s/ Anthony Hicks
Anthony Hicks
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

OTTER TAIL AG ENTERPRISES, LLC
(Debtor in Possession)
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.